Form 10-Q
period 1995-06-30
DIGITAL PRODUCTS CORP
filed 1995-08-14
CIK 28895

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

             [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:  June 30, 1995
Commission file number:    0-9503


                          DIGITAL PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

FLORIDA                                                               59-1141879
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              800 N.W. 33rd Street
                             Pompano Beach, Florida
                                      33064
                    (Address of principal executive offices)


                                 (305) 783-9600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X            No
                                         -----------        ------------

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 12, 1995: 10,989,267 shares of common stock, par value $.025 per share.

                         PART I - FINANCIAL INFORMATION

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                           PERIOD ENDED JUNE 30, 1995


Item                                                                        Page
----

     Introductory Comment . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 1.        Financial Statements:

     Consolidated Balance Sheets -
       June 30, 1995 and March 31, 1995 . . . . . . . . . . . . . . . . . . .  4

     Consolidated Statements of Operations and Deficit -
       For the Three Months Ended June 30, 1995 and 1994  . . . . . . . . . .  6

     Consolidated Statements of Changes in Shareholders' Equity -
       For the Three Months Ended June 30, 1995 . . . . . . . . . . . . . . .  7

     Consolidated Statements of Cash Flows -
       For the Three Months Ended June 30, 1995 and 1994  . . . . . . . . . .  8

     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . .  9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . . . . . . . 16

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                              INTRODUCTORY COMMENT

          The condensed financial statements included herein have been prepared by Digital Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K, filed July 14, 1995 (File No. 0-9503). In the opinion of the management of the Company, the financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statement relate.

          The results of operations of the Company for the three months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

                                         DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                               JUNE 30, 1995 AND MARCH 31, 1995


                                                       June 30, 1995      March 31, 1995
                                                       -------------      --------------
                                                         (Unaudited)
 ASSETS
 ------
 CURRENT ASSETS:
   Cash                                                $     457,577          $1,087,707
   Marketable securities                                         -0-               8,911
   Accounts receivable - net                               2,383,804           1,928,925
   Inventory (Note 2)                                        312,413             442,840
   Sales contracts receivable (Note 3)                        38,622              50,161
   Sales type lease receivable (Note 4)                      226,862             434,685
   Other current assets (Note 5)                             318,755             201,997
                                                             -------             -------
          Total Current Assets                             3,738,033           4,155,226

 RENTAL EQUIPMENT - NET  (Note 6)                          1,118,973           1,252,977

 PROPERTY, PLANT AND EQUIPMENT - Net (Note 7)                657,741             741,080

 SOFTWARE DEVELOPMENT COSTS - Net                            861,544             911,732

 SALES CONTRACTS RECEIVABLE - LONG TERM (Note 3)              36,288              26,222

 SALES TYPE LEASES - LONG TERM (Note 4)                      310,728             257,780

 OTHER ASSETS (Note 8)                                        98,839              90,358
                                                              ------              ------
           TOTAL ASSETS                                   $6,822,146          $7,435,375
                                                           =========           =========


                                               See Notes to Financial Statements

                                         DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS

                                               JUNE 30, 1995 AND MARCH 31, 1995


                                                     June 30, 1995      March 31, 1995
                                                     -------------      --------------
                                                      (Unaudited)
 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
   Capitalized lease obligations - current            $    132,690       $     132,037
   Accounts payable (Note 9)                             1,396,997           1,947,623
   Accrued expenses (Note 9)                             1,653,136           1,838,939
   Deferred revenue (Note 11)                              439,737             288,775
                                                      ------------          ----------
         Total Current Liabilities                       3,622,560           4,207,374

 CAPITALIZED LEASE OBLIGATIONS                             130,142             164,466
 SUBORDINATED CONVERTIBLE NOTE                             463,574             457,145

 OTHER LONG TERM LIABILITIES (Note 10)                     680,244             833,864
                                                           -------             -------

       TOTAL LIABILITIES                                 4,896,520           5,662,849
                                                         =========           =========

 CONTINGENCIES (Note 12)

 SHAREHOLDERS' EQUITY:

   Common Stock, par value $.025
    50,000,000 authorized, 11,029,328 Issued               275,733             275,733
   Additional paid-in capital                           31,454,854          31,454,854
   Accumulated deficit                                 (29,705,845)        (29,858,945)
                                                       ------------        ------------
                                                         2,024,742           1,871,642

 Less:  Treasury stock (at cost)                           (99,116)            (99,116)
                                                           --------            --------
 TOTAL SHAREHOLDERS' EQUITY                              1,925,626           1,772,526
                                                         ---------           ---------

 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                            $     6,822,146     $     7,435,375
                                                         =========           =========
                                               See Notes to Financial Statements






                                         DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                        FOR THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                    (UNAUDITED)

                                                   June 30, 1995       June 30, 1994
                                                   -------------       -------------
 REVENUES:
   Sales of products and software                $    1,150,634       $     878,600
   Rental and monitoring revenues                       945,052           1,194,864
   Service and other revenue                            396,018             341,917
                                                    -----------         -----------
 Total Revenues                                       2,491,704           2,415,381
                                                      ---------           ---------

 COST AND EXPENSES:
   Cost of revenues -
     Sales of products and software                     317,600             343,277
     Rental and monitoring revenues                     489,238             645,781
     Service and other revenue                          167,619             478,985
    Operating expenses                                1,420,369           1,328,528
    Research and development                             55,473             135,542
                                                         ------             -------
 Total Costs and Expenses                             2,450,299           2,932,113
                                                      ---------           ---------

 INCOME (LOSS) FROM OPERATIONS                           41,405            (516,732)
                                                         ------            ---------

 OTHER INCOME (EXPENSE):

   Interest income                                       14,690              15,729
   Interest (expense)                                   (56,617)            (51,306)
   Other - net                                          153,622            (250,000)
                                                        -------            ---------
 Total Other Income (Expense)                           111,695            (285,577)
                                                        -------            ---------

 NET INCOME (LOSS)                               $      153,100       $    (802,309)

 DEFICIT - BEGINNING                               $(29,858,945)       $(27,312,132)
                                                    ------------        ------------

 DEFICIT - ENDING                                  $(29,705,845)       $(28,114,441)
                                                   =============       =============

 NET INCOME (LOSS) PER SHARE                     $        0.014       $      (0.073)
                                                          =====              =======
 WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       10,989,267          11,019,999



                             See Notes to Financial Statements


                                         DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           FOR THE THREE MONTHS ENDED JUNE 30, 1995

                                                          (UNAUDITED)

                          Common Stock                                            Treasury Shares
                          ------------                                            ---------------

                                                    Additional                                              Total
                                                    Paid In       Accumulated                               Shareholders'
                         Shares        Amount       Capital       Deficit         Shares       Amount       Equity
------------------------------------------------------------------------------------------------------------------------
 BALANCE -                11,029,328     $275,733   $31,454,854   $(29,858,945)       40,061    $(99,116)     $1,772,526
 April 1, 1995

 ACQUISITION OF
 TREASURY SHARES

 NET INCOME                                                           $153,100                                  $153,100
------------------------------------------------------------------------------------------------------------------------
 BALANCE -
 June 30, 1995            11,029,328     $275,733   $31,454,854   $(29,705,845)       40,061    $(99,116)     $1,925,626
                          ==========      =======    ==========    ============       ======     ========      =========

                                                         See Notes to Financial Statements


                                         DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                          (UNAUDITED)

                                                               June 30, 1995   June 30, 1994
                                                              -------------   -------------
 RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
 (USED IN) OPERATING ACTIVITIES:
 Net Income (Loss)                                           $    153,100      $ (802,309)
                                                                  -------       ---------
    Operating activities

     Depreciation and amortization                                358,423         400,724
     (Increase) Decrease in sale contracts                        156,348          39,994
       and sales type leases
     (Increase) decrease in accounts receivable                  (454,879)       (654,302)
     (Increase) decrease in inventory                             130,427             111
     (Increase) decrease in rental inventory                      (82,620)         25,042
     Increase in software development costs                        (4,100)         (4,555)
     Increase in other assets                                    (125,239)       (300,365)
     Increase (decrease) in accounts payable                     (883,620)       (780,928)
       and accrued liabilities
     Increase in deferred revenue                                 150,962         342,819
                                                                  -------         --------
        Total Adjustment                                         (754,298)       (931,460)
                                                                 ---------       ---------
  Net Cash (Used In) Operating Activities                     $  (601,198)   $ (1,733,769)
                                                                 ---------     -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                           (4,173)           - 0 -
   Sale of marketable securities                                    - 0 -       2,500,000
                                                                    -----       ---------
       Net Cash Provided By (Used In) Investing Activities         (4,173)      2,500,000
                                                                   -------      ---------

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Payment of capitalized lease obligation                    (33,671)        (25,048)
                                                                  --------        --------

   NET INCREASE (DECREASE) IN CASH                               (639,041)        741,183

   Cash at beginning of period                                  1,096,618         866,927
                                                                ---------         -------
   CASH AT END OF PERIOD                                         $457,577      $1,608,110
                                                                  =======       =========



                                               See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

Note 1.  Business Activity.
--------------------------

          Digital Products Corporation and its subsidiaries (the "Company") are engaged in the design, fabrication and marketing of electronic devices for the criminal justice industry. The Company derives these revenues principally from sales and rentals to governmental agencies and entities which provide services to government agencies. The Company is also engaged in the development and marketing of computer applications programs for various industries.

Note 2.  Inventory.
------------------

          Inventory is stated at the lower of cost or market using the first in, first out method in determining cost, and replacement cost or net realizable value in determining market. Inventory consists of the following:

                                June 30, 1995      March 31, 1995
                                -------------      --------------
                                  (Unaudited)

 Supplies                   $      58,373         $     65,436
 Finished goods                   254,040              377,404
                                  -------              -------
 Total Inventory             $    312,413          $   442,840
                                  =======              =======

Note 3.  Sales Contracts Receivable.
-----------------------------------

          Sales contracts receivable consists of the following:


                                      June 30, 1995       March 31, 1995
                                      -------------       --------------
                                       (Unaudited)

 Gross sales contracts receivables      $ 216,318        $     242,383
 Less: Unearned revenue                  (141,408)            (166,000)
                                         ---------            ---------
 Net sales contract receivables            74,910               76,383

 Current portion of sales contract         38,622               50,161
 receivables                               ------               ------

 Long term portion of                   $  36,288        $      26,222
 sales contract                            ======               ======
 receivables

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

Note 4.  Net Investments in Sales Type Leases.
---------------------------------------------

          Net investments in sales type leases consist of the following:


                                              June 30, 1995   March 31, 1995
                                              -------------   --------------
                                               (Unaudited)
 Total minimum lease payments to be           $   752,560      $  833,465
 received
 Less:  unearned income                          (214,970)        (141,000)
                                                 ---------        ---------
 Net investment in sales type leases              537,590          692,465
 Amounts due within one year                      226,862          434,685
                                                  -------          -------
 Net long term portion                        $   310,728     $    257,780
                                                  =======          =======

Note 5.  Other Current Assets.
-----------------------------

          Other current assets consist of the following:

                                  June 30, 1995   March 31, 1995
                                  -------------   --------------
                                   (Unaudited)

 Prepaid royalties              $     141,763     $     76,949
 Deposits on bids                      25,400           26,100
 Prepaid expenses                      94,002           66,621
 Note receivable                       26,778           20,000
 Other                                 30,812           12,327
                                       ------           ------
                                 $    318,755       $  201,997
                                      =======          =======

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

Note 6.  Rental Equipment Inventory.
-----------------------------------

          Rental equipment is stated at cost and is depreciated on a straight line basis over estimated useful lives of up to five years. Depreciation commences as the units are placed into rental inventory. The equipment, manufactured by the Company, is recorded at cost as follows:


                                        June 30, 1995   March 31, 1995
                                        -------------   --------------
                                         (Unaudited)
 Rental equipment at cost               $   3,815,354    $   3,732,734
 Less:  Accumulated depreciation           (2,696,381)      (2,479,757)
                                          -----------      -----------
                                        $   1,118,973    $   1,252,977
                                            =========        =========

Note 7.  Property, Plant and Equipment.
--------------------------------------

          Property, plant and equipment consists of the following:

                                   June 30, 1995   March 31, 1995
                                   -------------   --------------
                                    (Unaudited)

 Office and computer equipment    $  1,634,459   $    1,634,459
 Production equipment                   46,428           46,428
 Leasehold Improvements                  7,067            2,894
                                     ---------     ------------
                                     1,687,954        1,683,781

 Less:  Accumulated depreciation    (1,030,213)        (942,701)
                                     ---------         ---------
 Net property, plant and
 equipment                       $     657,741   $      741,080
                                       =======          =======

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

Note 8.  Other Assets.
---------------------

          Other assets consist of the following:

                                      June 30, 1995    March 31, 1995
                                      -------------    --------------
                                        (Unaudited)
 Pre-paid royalties                   $     19,500      $   21,600
 Fixed asset purchases in progress          14,678           4,100
 Security deposits                          45,902          45,902
 Other                                      18,759          18,756
                                            ------          ------
                                      $     98,839      $   90,358
                                            ======          ======


Note 9.  Accounts Payable and Accrued Expenses.
----------------------------------------------

          Included in accounts payable at June 30, 1995 and March 31, 1995 is a liability of $389,563 and $521,389 respectively, to unaffiliated third party lenders who purchased certain receivables from the Company on a full recourse basis. The liability is being reduced as the receivables are collected. The Company's accounts receivable are collateral under one of the financing agreements.

          Accrued expenses are comprised of the following:

                                         June 30, 1995   March 31, 1995
                                         -------------  ----------------
                                           (Unaudited)


 Payroll, payroll taxes and benefits    $   219,994     $  235,276
 Commissions                                105,680        105,696
 Sales tax payable                          170,115        184,392
 Warranty and repairs                       236,142        223,737
 Accrued rent settlement - current portion   27,182         27,182
 Current portion of litigation settlement    65,000        318,000
 Other                                      829,023        744,656
                                            -------        -------
                                        $ 1,653,136    $ 1,838,939
                                          =========      =========

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

Note 10.  Other Liabilities - Long-Term
---------------------------------------

          Other long-term liabilities at June 30, 1995 and March 31, 1995 are comprised of the following:



                                             June 30, 1995    March 31, 1995
                                             -------------    --------------
                                              (Unaudited)
 Long-term portion of rent settlement        $    230,000     $    383,622
 Long-term portion of litigation settlement       150,000          150,000
 Long-term portion of warranty reserve            148,800          148,800
 Other                                            151,444          151,442
                                                  -------          -------
                                             $    680,244     $    833,864
                                                  =======          =======


Note 11.  Revenue Recognition
-----------------------------

          The Company recognizes revenues on correctional services systems sales and sales-type leases upon delivery. Revenue for warranties sold with these products are recognized immediately and a reserve for future costs is recorded simultaneously. Warranties on electronic devices sold separately are deferred and recorded as income over the term of the warranty. Related costs are expensed as incurred.

          The Company recognizes rental revenues as earned over the terms of the applicable operating leases which generally do not exceed one year.

          Revenue from the sale or licensing of software systems is recognized upon delivery to the customer when the Company has no further obligations or has insignificant obligations remaining under the sale of licensing agreement and collectibility is probable.

          Service revenue on support contracts for software systems is recognized over the life of the contract, usually one year.

          Other revenue includes license fees received for the granting of exclusive territorial rights for the leasing of the Company's electronic products which are recognized in full upon contract signing, provided the Company has no significant remaining economic obligations.

Note 12.  Contingencies
-----------------------

          The Company is the subject of product liability claims. One of such claims alleges that the Company's monitoring equipment was defectively designed and manufactured and negligently installed. This action is in the preliminary stage. The other claims alleged certain deficiencies with respect to the Company's monitoring equipment. All of such lawsuits have been forwarded to the Company's insurance carrier. The Company is involved in other litigation incidental to the conduct of its business. The ultimate outcome of these matters cannot presently be determined. No provision for any liability that may result from such litigation has been made in the financial statements as such amount, if any, cannot be determined.

Note 14.  Manufacturing Agreement
---------------------------------

          The Company has entered into a manufacturing and engineering services agreement with KBS, Inc. for the manufacturing of the Company's home monitoring equipment. There are no minimum production quantities under the agreement.

Note 15.  Segment Information
-----------------------------

          The Company's operations are classified into two business segments:
Criminal Justice and Computer Software. The following table sets forth selected items from the Company's Statements of Operations with respect to such segments for the quarters ended June 30, 1995 and 1994.

                              June 30, 1995           June 30, 1994

                                          % of                      % of
                              Amount      Segment     Amount        Segment
---------------------------------------------------------------------------
 Revenues:
   Criminal Justice Segment   1,937,710     77.8     1,567,489        64.9
   Software Segment             553,994     22.2       847,892        35.1
                              ---------              ---------
   Total Revenue              2,491,704              2,415,381

 Cost of Sales:
   Criminal Justice Segment     843,091     86.5       828,087        56.4
   Software Segment             131,366     13.5       639,956        43.6
                              ---------              ---------
   Total Cost of Sales          974,457              1,468,043

  Gross Margin:
   Criminal Justice Segment   1,094,619     72.1       739,402        78.1
   Software Segment             422,628     27.9       207,936        21.9
                              ---------              ---------
   Total Cost of Sales        1,517,247                947,338

 Operating Expenses:
   Criminal Justice Segment     976,983     66.2       925,158        63.2
   Software Segment             498,859     33.8       538,914        36.8
                              ---------              ---------
   Total Operating Expenses   1,475,842              1,464,072

 Net Income:
   Criminal Justice Segment     233,402    152.5      (469,844)       58.6
   Software Segment             (80,302)   (52.5)     (332,466)       41.4
                              ---------              ---------
   Total Net Income             153,100               (802,310)
                              =========              =========

Note 16.  Subsequent Events
---------------------------

          On August 1, 1995, the Company and Strategic Technologies Inc. ("Strategic"), signed a letter agreement between the companies which proposes a merger whereby the Company will become a wholly-owned subsidiary of Strategic and the Company's shareholders will receive approximately 4.4 million Strategic shares in exchange for their Company stock. The letter agreement provides that Strategic will be granted a staged interim share purchase warrant entitling Strategic to acquire 500,000 shares of the Company, increasing on execution of definitive agreements to 2 million shares at a price of $0.25 per share for a one year period exercisable in the event the transaction does not consummate and dependent on the timing of the termination. The merger is expected to close by December 31, 1995 but still remains subject to execution of definitive agreements, as well as the approval of shareholders and securities regulatory authorities having jurisdiction.

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations
               ---------------------

          Digital Products Corporation and its subsidiaries (the "Company") provide information management solutions to specific aspects of the criminal justice and corrections industry, the construction trade and to multi-national corporations. For the criminal justice and corrections industry, the Company, through its DPC Monitoring Services, Inc. ("DPCMSI") subsidiary, provides such solutions through the development and distribution of equipment, technology and computer software programs marketed to the public and private agencies conducting community corrections, supervision and offender monitoring and check-in programs for individuals subject to probation, parole and pre-trial diversion (the "Criminal Justice Segment"). Within the construction industry, the Company's BLR, Inc. subsidiary (which conducts its business under the trade name "BGIS Systems, Co.") ("BGIS"), develops, distributes and supports computer software application programs for the highway and utility segment of the industry. Through its DPC/International Business Solutions, Inc. ("IBS") subsidiary, the Company develops, distributes and supports financial accounting computer software programs for multi-national corporations requiring concurrent, multi-national, multi-currency, and multi-lingual capabilities. The Company also provides post-sale support services for all such products, technology and software programs, and, in connection with the sale of its products, technology, software licenses and services, it may act as a dealer of computer hardware and other software products.

RESULTS OF OPERATIONS

          The following table sets forth selected items from the Company's unaudited Consolidated Statements of Operations for the quarter ended June 30, 1995 and 1994, as percentages of corresponding revenues and percentage of increase (decrease) in each such item from the prior periods.

                                                             Percentage of Revenues
                                                             Three Months Ending
                                                             -------------------
                                                                                             % of Increase
                                         June 30, 1995             June 30, 1994               (Decrease)
                                        ---------------            -------------               ----------
 Revenues:
     Product                                 46.2%                     36.4%                     31.0%
     Rental & Monitoring                     37.9                      49.5                     (20.9)
     Service                                 15.9                      14.1                      15.8
                                             ----                      ----
     Total                                  100.0                     100.0                       3.2

 Cost of Revenues*
     Product                                 27.6                      39.1                      (7.5)
     Rental & Monitoring                     51.8                      54.1                     (24.2)
     Service                                 42.3                     140.1                     (65.0)
     Total                                   39.1                      60.8                     (33.6)

 Gross Margin*
     Product                                 72.4                      60.9                      55.6
     Rental & Monitoring                     48.2                      45.9                     (17.0)
     Service                                 57.7                     (40.1)                    266.6
     Total                                   60.9                      39.2                      60.2

 Operating Expenses                          57.0                      55.0                       6.9

 Research and Development                     2.2                       5.6                     (59.1)

 Operating Income (Loss)                      1.7                     (21.4)                    108.0

 Total Other Income
 (Expense)                                    4.4                     (11.8)                    139.1

 Net Income (Loss)                            6.1                     (33.2)                    119.1

* Percentage of revenues for Cost of Revenues and Gross Margin are expressed as a percentage of corresponding revenues.

QUARTER ENDED JUNE 30, 1995 COMPARED TO QUARTER ENDED JUNE 30, 1994
-------------------------------------------------------------------

          The Company generated income from operations of approximately $41,400 during the first quarter of the Company's fiscal year ending March 31, 1996 (the "1996 Fiscal Year"), compared to a loss from operations of approximately $516,700 for the first quarter of the fiscal year ended March 31, 1995 (the "1995 Fiscal Year"). The Company's net income for the first quarter of the 1996 Fiscal Year totaled approximately $153,100 compared to a loss of $802,300 for the first quarter of the 1995 Fiscal Year. The favorable results achieved in the first quarter of the 1996 Fiscal Year are primarily due to lower cost of sales in the service category and other income of approximately $111,600.

Revenues

          The Company's total revenue for the first quarter of the 1996 Fiscal Year totaled approximately $2,491,700 with an increase of $76,300 or 3.2% compared to the first quarter of the 1995 Fiscal Year. Revenues for the Criminal Justice Segment totaled approximately $1,937,700 or 77.8% of total revenue, while the Software Segment contributed approximately $553,900 or 22.2%. Revenues generated by the Criminal Justice Segment increased by approximately $370,300 or 23.6% over the first quarter of the 1995 Fiscal Year. The increase in revenues for the Criminal Justice Segment are the result of the Company's marketing and sales strategy to emphasize the outright purchase or lease/purchase of equipment. The Software Segment's revenues declined during the first quarter of the 1996 Fiscal Year by approximately $293,800 or 34.7%. Both companies experienced decreased revenues in the product sales categories while the service component remained constant. BGIS' total revenues of $399,400 decreased by approximately $99,800 or 20.0%. IBS' total revenues of $154,500 decreased by approximately $194,000 or 55.7%.

Product Sales.  Product sales for the first quarter of the 1996 Fiscal Year
-------------
totaled approximately $1,150,600 compared to approximately $878,600, an increase of $272,000 or 31.0%. The Criminal Justice Segment totaled approximately $837,600 or 72.8% of the product sales category. Compared to the first quarter of the 1995 Fiscal Year, sales for the Criminal Justice Segment increased by
$559,900 or 201.7%.   The increase in performance by the Criminal Justice
Segment was the result of the marketing efforts to focus on obtaining accounts whose procurement practices balance price and technology rather than low bids. The Software Segment's product sales totaled approximately $312,900 or 27.2% of the total product sales category compared to approximately $600,900 or 68.4% for the first quarter of the 1995 Fiscal Year. Sales for the first quarter of the 1996 Fiscal Year declined by almost $287,900 or 47.9%. Product sales for BGIS totaled approximately $223,700 or a decline of approximately $124,500 or 35.8%. The product sales volume was the result of lowered hardware sales to the industry. IBS also experienced lower product sales in the first quarter of the 1996 Fiscal Year.

Rental & Monitoring Revenue.  Revenue in this category is comprised of recurring
---------------------------
revenues from the rental of the Company's monitoring equipment and recurring services revenues from the Company's Monitoring Center, both of which are included in the Criminal Justice Segment. The combined categories of rental and monitoring revenue totaled approximately $945,000 for the first quarter of the 1996 Fiscal Year, representing 48.8% of the revenue for the Criminal Justice Segment and 37.9% of the total Company revenue. Compared to the first quarter of the 1995 Fiscal Year, revenue decreased from $1,194,800, a decline of $249,800 or 20.9%. Due to increased price competition in the pay per day type contracts, and the Company's position towards pricing such contracts based upon true cost and other risk factors, the Company has accepted a smaller market share in exchange for a higher average price per day. In the first quarter of the 1996 Fiscal Year, the Monitoring Center had approximately 1,800 clients as compared to 2,240 clients during the first quarter of the 1995 Fiscal Year.

Service and Other Revenue.  Service and other revenues include revenues
-------------------------
generated from post sale support service, product warranty and non-warranty support activity associated with the support and maintenance of the Company's Criminal Justice Segment and service revenues generated from post sale support services provided by the Software Companies. Service revenues for the first quarter of the 1996 Fiscal Year totaled approximately $396,000 compared to approximately $341,900 during the first quarter of the 1995 Fiscal Year or an increase of approximately $54,100 or 15.8%. Within this category, the Criminal Justice Segment accounted for approximately $154,900 of the total or 39.1% during the first quarter of the 1996 Fiscal Year, an increase over the first quarter of the 1995 Fiscal
Year of approximately $60,000 or 63.3%. The Software Companies contributed approximately $241,000 or 61.9% of the total service revenue of the first quarter of the 1996 Fiscal Year as compared to approximately $246,900 or a decrease of approximately $5,900 during the first quarter of the 1995 Fiscal Year. Within the Computer Software segment, BGIS's service revenue was approximately $175,700 during the first quarter of the 1996 Fiscal Year, an increase of approximately $24,600 or 16.3% ahead of the first quarter of the 1995 Fiscal Year. IBS's service revenue declined $65,300 for the first quarter of the 1996 Fiscal Year compared to approximately $95,800 for the first quarter of the 1995 Fiscal Year, a decrease of 31.9%.

Costs and Expenses

Product Costs.  Total product costs for the first quarter of the 1996 Fiscal
-------------
Year totaled $317,600 or 27.6% of corresponding revenues compared to approximately $343,200 and 39.0% for the first quarter of the 1995 Fiscal Year, a decrease in costs of approximately $25,600 and 7.5%. The Criminal Justice Segment's product costs increased to approximately $264,100 or 31.5% of corresponding revenues as a result of increased sales for the first quarter of the 1996 Fiscal Year. The costs were impacted favorably by the contracting of the manufacturing to KBS, Inc. The Software Companies product costs decreased to $53,400 or 17.1% of product revenue for the segment, compared to $251,200 and 41.8% of product revenue during the first quarter of the 1995 Fiscal Year.

Cost of Rental and Monitoring.  Costs of rental and monitoring for the first
-----------------------------
quarter of the 1996 Fiscal Year totaled approximately $489,200 or 51.8% of related revenues. Compared to the first quarter of the 1995 Fiscal Year, costs have declined by approximately $156,500 or 24.2%. Costs for the first quarter of the 1995 Fiscal Year totaled $645,700 or 54.1% of related revenues. Costs in this category are made up entirely of the Criminal Justice Segment.

Costs of Service and Other.  Costs of service and other revenues in the first
--------------------------
quarter of the 1996 Fiscal Year totaled approximately $167,600 or 42.3%, compared to $478,900 for the first quarter of the 1995 Fiscal Year, a decrease of approximately $311,300 or 65%. Contributing to the improvement was the benefit derived from the discontinuance of the European support operations for IBS which is now being handled domestically.

Operating Expenses.  Operating expenses for the first quarter of the 1996 Fiscal
------------------
Year totaled approximately $1,420,300 representing 56.9% of total revenue and compares to the first quarter of the 1995 Fiscal Year costs of approximately $1,328,500 or 55.0%, or a correlating increase in costs of $91,800 or 6.9%. Operating expenses for the Criminal Justice Segment totaled approximately $928,100 or 48.0% of revenue for the segment compared to $789,600 or 50.4% during the first quarter of the 1995 Fiscal Year. Although the total costs have increased, costs as a percentage of segment revenue decreased. Decrease in compensation and building expenses were offset by higher costs in professional services. The operating expenses for the Software Companies totaled $492,200 compared to $538,900 or a reduction of $46,600 or 8.7% from the first quarter of the 1995 Fiscal Year. With decreasing revenues the associated costs have increased as a percentage of total revenue with 88.7% for the first quarter of the 1996 Fiscal Year, compared to 63.6% for the first quarter of the 1995 Fiscal Year.

Research and Development.  Research and development ("R&D") costs for the first
------------------------
quarter of the 1996 Fiscal Year totaled $55,400 or 2.2% of total revenue for the Company compared to $135,500 or 5.6% for the first quarter of the 1995 Fiscal Year. The Criminal Justice Segment comprised the majority of the expenditures as the R&D costs for the Software Companies' major upgrade and product development had been completed by the end of the 1995 Fiscal Year.

Other Income and Expenses.  In the first quarter of the 1996 Fiscal Year total
-------------------------
other income totaled approximately $111,600 compared to other expense of approximately $285,500 for the first quarter in the 1995 Fiscal Year. The Company earned interest income for the first quarter of the 1996 Fiscal Year of approximately $14,700 and offset by interest expense of $56,600. The Company recognized $153,600 of income associated with the renegotiation of the building lease after vacating the portion of the premises relating to the manufacturing process. In the 1995 Fiscal Year, the majority of other expenses related to the loss on the sale of the Primedex Shares of approximately $250,000.

Gross Margins

          Overall gross margins for the first quarter of the 1996 Fiscal Year were $1,517,200 or 60.9% of revenue compared to the first quarter of the 1995 Fiscal Year of $947,300 or 39.2%. Of the gross margin total, the Criminal Justice segment accounted for 72.1% and the Software Companies contributed 27.9% as compared to 78.1% and 21.9% respectively during the first quarter of the 1995 Fiscal Year. On an overall basis, gross margins increased in both the product and service categories. Gross margin percentages on product sales for the first quarter of the 1996 Fiscal Year were 72.4% versus a previous 60.9% for the first quarter of the 1995 Fiscal Year. Service margins for the first quarter of the 1996 Fiscal Year were 57.7% versus (40.1%) for the first quarter of the 1995 Fiscal Year.

          Overall gross margins for the Criminal Justice Segment for the first quarter of the 1996 Fiscal Year totaled $1,094,600 or 56.6% versus $739,400 or 47.0% during the first quarter of the 1995 Fiscal Year or an increase of $355,200 or 48.0%. Increased margins were experienced in all categories of the Criminal Justice Segment. The Software Companies margins for the first quarter of the 1996 Fiscal Year totaled $422,600 or 76.2% versus the first quarter of the 1995 Fiscal Year of $207,900 or 24.5%, an increase of $214,600 or 103.2%

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company had working capital of approximately $116,000, as compared with a working capital deficiency of $52,000 at March 31, 1995, an increase of approximately $168,000. This increase is primarily attributable to the Company's net income of approximately $153,100.

     In November 1993, Acorn Venture Capital Corporation ("Acorn") loaned the Company $500,000 as evidenced by a $500,000 principal amount 10% Subordinated Convertible Note Due 1996 (the "Note"). The Note, which bears interest at 10% per annum payable semi-annually commencing in May 1994, is due in November 1996. The Note is convertible (in whole or part) into shares of the Company's Common Stock at the rate of one share for $1.50 of principal and/or accrued interest. Payment of the principal and interest on the Note is subordinated to all other debt of the Company, except such debt specifically made subordinate to the Note. In connection with the issuance of the Note, Acorn was granted a Warrant, expiring in November 1996 to purchase up to 750,000 shares of the Company's Common Stock at $2.00 per share. The Company has placed an estimated value of $75,000 on the Warrant issued to Acorn which has been recorded as a debt discount on the Note principal. The debt discount is amortized ratably over the term of the Note.

     Management believes that it will meet its working capital requirements through the 1996 Fiscal Year through cash flow from operations and the use of various debt facilities. Described below are transactions that the Company expects will provide working capital to the Company.

     In November 1993, the Company entered into a receivables financing agreement with a financing corporation (the "FC"), whereby the FC agreed, at its sole discretion, to purchase certain receivables of the Company and advance the Company approximately eighty (80%) percent of such receivables purchased. In addition to the receivables financing agreement, as of June 30, 1995 the FC has committed a line of credit to the

Company to borrow $400,000 for working capital with a payback period over 18 months. Under the receivables financing agreement, if the FC fails to collect such receivables directly from the Company's customers within approximately ninety days of invoice date of the receivables, then the Company is obligated, to repurchase the receivables from the FC or replace the receivables with others satisfactory to the FC. The Company records as a liability such receivables sold to the FC and relieves the liability upon notification from the FC that such receivables have been satisfactorily collected. In conjunction with these facilities the Company has granted the FC a continuing lien and security interest in all of the Company's accounts receivables and certain other assets of the Company. As of June 30, 1995, the Company has recorded a liability of approximately $272,000 to the FC.

The Company has also obtained a commitment for an additional line of credit from another financing entity of up to $800,000 for equipment financing.

     The Company recognizes the substantial cash investment required to finance sales contract and sales type lease receivables. The Company utilizes the services of unrelated third party finance companies to finance a number of its sales type lease and sales contracts. The Company intends to continue to use third party financing sources to finance the sale and rental of equipment to its customers as a means to increase cash flow. In the first quarter of the 1996 Fiscal Year, the Company sold approximately $284,000 of sales type lease and long-term sales contract receivables to unrelated third party finance sources. All of such receivables were financed on a non-recourse basis. In the past years the Company has financed many transactions on a full recourse basis. Accordingly, the Company has recorded a liability for these full recourse sales and amortizes this liability over the original payment terms (see Note 3 to the Consolidated Financial Statements.)

     As discussed, it is management's intent to continue to use third parties to finance additional lease receivables, however, no assurance can be given that such negotiations or other efforts of the Company will result in future sales of its receivables. The Company does not believe it is reliant upon any one source for future sales of its receivables. The failure by third party finance sources to collect receivables sold with full recourse to the Company would negatively impact the Company's cash flow. Further, the failure by a third party finance sources to collect a receivable sold on a non-recourse basis could negatively affect such third party's willingness to purchase receivables from the Company in the future, whether on a full recourse or non-recourse basis.

     On August 1, 1995, the Company and Strategic Technologies Inc. ("Strategic"), signed a letter agreement between the companies which proposes a merger whereby the Company will become a wholly-owned subsidiary of Strategic and the Company's shareholders will receive approximately 4.4 million Strategic shares in exchange for their Company stock. The letter agreement provides that Strategic will be granted a staged interim share purchase warrant entitling Strategic to acquire 500,000 shares of the Company, increasing on execution of definitive agreements to 2 million shares at a price of $0.25 per share for a one year period exercisable in the event the transaction does not consummate and dependent on the timing of the termination. The merger is expected to close by December 31, 1995 but still remains subject to execution of definitive agreements, as well as the approval of shareholders and securities regulatory authorities having jurisdiction. The Company expects to incur significant professional and administrative costs in connection with the merger, and there can be no assurance that the merger with Strategic will be consummated. Strategic has agreed to fund the Company's transaction costs relative to the merger, provided however, after Strategic has paid $60,000 of such costs Strategic may elect to terminate the merger process by August 30, 1995, and have no further liability to fund the Company's transaction costs. In the event of the termination of the merger process after August 30, 1995, the costs incurred by Strategic and the Company will be shared equally, provided however Strategic may only recover amounts from Digital by exercise of the warrant to purchase 500,000 shares of the Company.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

          Reference is hereby made to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995, Item 3 thereof, filed July 14, 1995 (Commission File No.: 0-9503), and to the references therein, for a list of all material pending legal proceedings to which the Company or any of its subsidiaries are parties. To the knowledge of the Company, no proceedings of a material nature have been or are contemplated by governmental authorities.

Item 2.   Changes in Securities.  NONE
          ---------------------

Item 3.   Defaults Upon Senior Securities.  NONE
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.  NONE
          ---------------------------------------------------

Item 5.   Other Information.  NONE
          -----------------

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

(a)  Exhibits.

          The following list sets forth the applicable exhibits (Numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:


 Exhibit
 Number    Title
 ------    -----
 4         Exhibits Defining the Rights of Security
           ----------------------------------------
           Holders, Including Indentures.
           -----------------------------

           (a)  Form of Common Stock Certificate, $.025 par value*
           (b)  Form of Class B Public Warrant*
           (c)  Form of Warrant Agreement with American
                Stock Transfer and Trust Company, with
                respect to the Class B Warrants*

 10        Material Contracts.
           ------------------

           (a)  On Guard Telecomputer System Licensing
                Agreement for New Jersey*
           (b)  On Guard Telecomputer System Licensing
                Agreement for Australia*
           (c)  Lease Agreement for premises at 800 N.W.
                33rd Street, Pompano Beach,  Florida*
           (d)  Registration Rights Agreement, dated
                January 18, 1991*
           (e)  Registration Rights Agreement, dated June
                4, 1992*
           (f)  1991 Incentive Stock Option Plan*
           (g) Agreement, dated as of November 22, 1993, between the Company and Acorn Venture
                Capital Corporation*
           (h)  Third Amendment Lease Agreement dated May
                8, 1995 for premises at 800 Northwest 33rd
                Street, Pompano Beach, Florida*
           (i)  Employment Agreement dated July 3, 1995
                between the Company and Richard A. Angulo*

------------
*  Incorporated by reference.  See Exhibit Index.

-----------
(b)  Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K on August 1, 1995.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Digital Products Corporation



Dated:  August 14, 1995                 By:/s/ Richard A. Angulo
                                           -------------------------
                                            Richard A. Angulo, President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)


                                        By: /s/ Gerald Parsons
                                           ----------------------------------
                                             Gerald Parsons, Controller
                                             (Chief Accounting Officer)

                          DIGITAL PRODUCTS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                     Fiscal Quarter Ended December 31, 1994

                                  Exhibit Index

 Exhibit
 Number               Description of Exhibit                        Location
 ------               ----------------------                        --------

 4(a)      Form of Common Stock Certificate, $.025 par
             value...........................................   *1, Ex. 4(a)

 4(b)      Form of Class B Public Warrant....................   *2, Ex. 4(d)

 4(c)      Form of Warrant Agreement with American
            Stock Transfer and Trust Company, with respect...   *3,
            to the Class B Warrants                                 Ex. 4(k)

 10(a)     On Guard Licensing Agreement for New Jersey.......   *4, Ex. 10(a)

 10(b)     On Guard Licensing Agreement for Australia........   *5, Ex. 10(n)

 10(c)     Lease Agreement for premises at 800 N.W.
            33rd Street, Pompano Beach, Florida..............   *6, Ex. 10(c)

 10(d)     Registration Rights Agreement, dated
            January 18, 1991.................................   *7, Ex. 28(e)

 10(e)     Registration Rights Agreement, dated June 4, 1992.   *2, Ex. 10(m)

 10(f)     1991 Incentive Stock Option Plan..................   *8, Ex. 10(o)

 10(g)     Agreement, dated as of November 22, 1993,
            between the Company and Acorn Venture Capital
            Corporation......................................   *9, Ex. 4.1

 10(h)     Third Amendment Lease Agreement dated May 8, 1995
           for premises at 800 Northwest 33rd Street,
           Pompano Beach, Florida............................  *10  Ex. 10(j)

 10(i)     Employment Agreement dated July 3, 1995 between
            the Company and Richard A. Angulo................  *10  Ex. 10(k)

----------

     *1 Incorporated herein by reference to the Exhibit indicated above in Amendment No. 1 to the Company's Registration Statement on Form S-2 (File No. 33-44566), filed on January 29, 1992.

     *2 Incorporated herein by reference to the Exhibit indicated above in the Company's Registration Statement on Form S-2 (File No. 33-62296), filed on May 6, 1993.

     *3 Incorporated herein by reference to the Exhibit indicated above in Amendment No. 2 to the Company's Registration Statement On Form S-2 (File No. 33-44566), filed on February 7, 1992.

     *4 Incorporated herein by reference to the Exhibit indicated above in the Company's Registration Statement on Form S-1 (File No. 33-6303), filed on June 9, 1986.

     *5 Incorporated herein by reference to the Exhibit indicated above in the Company's Annual Report on Form 10-K, for the year ended March 31, 1988 (File No. 0-9503), filed on June 29, 1988.

     *6 Incorporated herein by reference to the Exhibit indicated above in the Company's Registration Statement on Form S-2 (file No. 33-44566), filed on December 16, 1991.

     *7 Incorporated herein by reference to the Exhibit indicated above in the Company's Current Report on Form 8-K (Date of Report: January 18,
          1991) (File No. 0-9503), filed on February 26, 1991.

     *8 Incorporated herein by reference to the Exhibit indicated above in the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1993 (File No. 0-9503), filed on August 16, 1993.

     *9 Incorporated herein by reference to the Exhibit indicated above in the Company's Current Report on Form 8-K (Date of Report: November 19,
          1993) (File No. 0-9503), filed on December 23, 1993.

     *10 Incorporated herein by reference to the Exhibit indicated above in the Company's Annual Report on Form 10-K, for the year ended March 31, 1995 (File No. 0-9503), filed on July 14, 1995.