Form 10-Q
period 1995-09-30
DIGITAL PRODUCTS CORP
filed 1995-11-20
CIK 28895

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

             [x]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:  September 30, 1995
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of November 10, 1995: 11,589,267 shares of common stock, par value $.025 per share.

                         PART I - FINANCIAL INFORMATION

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                         PERIOD ENDED SEPTEMBER 30, 1995


Item                                                                        Page
----

     Introductory Comment . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 1.        Financial Statements:

     Consolidated Balance Sheets -
       September 30, 1995 and March 31, 1995  . . . . . . . . . . . . . . . .  4

     Consolidated Statements of Operations and Deficit -
       For the Three Months Ended September 30, 1995 and 1994 . . . . . . . .  6

     Consolidated Statements of Operations and Deficit -
       For the Six Months Ended September 30, 1995 and 1994 . . . . . . . . .  7

     Consolidated Statements of Changes in Shareholders' Equity -
       For the Six Months Ended September 30, 1995  . . . . . . . . . . . . .  8

     Consolidated Statements of Cash Flows -
       For the Six Months Ended September 30, 1995 and 1994 . . . . . . . . .  9

     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 10

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

          The results of operations of the Company for the three and six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1995 AND MARCH 31, 1995



                                      September 30, 1995   March 31, 1995
                                      ------------------   --------------
                                            (Unaudited)
 ASSETS
 ------

 CURRENT ASSETS:
   Cash                                   $     320,042  $1,087,707
   Marketable securities                            -0-       8,911
   Accounts receivable - net                  2,004,482   1,928,925
   Inventory (Note 2)                           334,015     442,840
   Sales contracts receivable (Note 3)           14,091      50,161
   Sales type lease receivable (Note 4)         194,946     434,685
   Other current assets (Note 5)                403,954     201,997
                                                -------     -------
          Total Current Assets                3,271,530   4,155,226
 RENTAL EQUIPMENT - Net  (Note 6)             1,264,723   1,252,977

 PROPERTY, PLANT AND EQUIPMENT - Net            576,664     741,080
 (Note 7)

 SOFTWARE DEVELOPMENT COSTS - Net               733,594     911,732

 SALES CONTRACTS RECEIVABLE - LONG TERM
 (Note 3)                                         7,918      26,222

 SALES TYPE LEASES - LONG TERM (Note 4)         285,961     257,780

 OTHER ASSETS (Note 8)                          107,287      90,358
                                                -------      ------

           TOTAL ASSETS                      $6,247,677  $7,435,375
                                              =========   =========

                   See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      SEPTEMBER 30, 1995 AND MARCH 31, 1995


                                             September 30, 1995  March 31, 1995
                                             ------------------  --------------
                                                (Unaudited)

 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

 CURRENT LIABILITIES:
   Capitalized lease obligations - current        $    133,366   $     132,037
   Accounts payable (Note 9)                         1,205,487       1,947,623
   Accrued expenses (Note 9)                         1,573,691       1,838,939
   Deferred revenue (Note 11)                          615,248         288,775
                                                  ------------      ----------
         Total Current Liabilities                   3,527,792       4,207,374
 CAPITALIZED LEASE OBLIGATIONS                         104,528         164,466

 SUBORDINATED CONVERTIBLE NOTE                         470,003         457,145

 OTHER LONG TERM LIABILITIES (Note 10)                 590,808         833,864
                                                       -------         -------

       TOTAL LIABILITIES                             4,693,131       5,662,849
                                                     =========       =========
 SHAREHOLDERS' EQUITY:

   Common Stock, par value $.025
    50,000,000 authorized, 11,029,328 issued           275,733         275,733
   Additional paid-in capital                       31,454,854      31,454,854
   Accumulated deficit                             (30,076,925)    (29,858,945)
                                                   ------------    ------------
                                                     1,653,662       1,871,642

 Less:  Treasury stock (at cost)                       (99,116)        (99,116)
                                                       --------        --------
 TOTAL SHAREHOLDERS' EQUITY                          1,554,546       1,772,526
                                                     ---------       ---------

 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                        $     6,247,677     $ 7,435,375
                                                     =========       =========

                        See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

               FOR THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (UNAUDITED)


                                        September 30, 1995  September 30, 1994
                                        ------------------  ------------------
 REVENUES:
   Sales of products and software            $    893,237       $   1,427,380
   Rental and monitoring revenues                 857,770           1,156,727
   Service and other revenue                      266,470             482,714
                                              -----------         -----------
 Total Revenues                                 2,017,477           3,066,821
                                                ---------           ---------


 COST AND EXPENSES:
   Cost of revenues -
     Sales of products and software               334,021             454,278
     Rental and monitoring revenues               390,071             483,043
     Service and other revenue                    104,363             601,884
    Operating expenses                          1,459,478           1,416,155
    Research and development                       33,032              68,004
                                                   ------              ------
 Total Costs and Expenses                       2,320,965           3,023,364
                                                ---------           ---------


 INCOME (LOSS) FROM OPERATIONS                   (303,488)             43,457
                                                 --------             ------


 OTHER INCOME (EXPENSE):
   Interest income                                   (788)             10,103
   Interest (expense)                             (66,804)            (49,932)
 Total Other Income (Expense)                     (67,592)            (39,829)
                                                  -------             --------


 NET INCOME (LOSS)                        $      (371,080)         $    3,628

 DEFICIT - BEGINNING                         $(29,705,843)       $(30,076,725)
                                              ------------        ------------

 DEFICIT - ENDING                            $(30,230,025)       $(28,110,813)
                                             =============       =============
 NET INCOME (LOSS) PER SHARE               $       (0.03)        $      (0.00)
                                                    ====                ======

 WEIGHTED AVERAGE NUMBER OF SHARES             10,989,267           10,989,441
 OUTSTANDING


                            See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                FOR SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                   (UNAUDITED)


                                          September 30, 1995  September 30, 1995
                                          ------------------  ------------------

 REVENUES:
   Sales of Products and Software Revenues    $    2,043,871   $   2,305,980
   Rental and monitoring revenues                  1,802,822       2,351,591
   Service and other revenue                         662,488         824,631
                                                 -----------     -----------
 Total Revenues                                    4,509,181       5,482,202
                                                   ---------       ---------


 COST AND EXPENSES:
   Cost of revenues -
     Sales of products and software                  651,621         797,555
     Rental and monitoring revenues                  879,309       1,128,825
     Service and other revenue                       271,982       1,080,868
    Operating expenses                             2,879,847       2,744,684
    Research and development                          88,505         203,545
                                                      ------         ------
 Total Costs and Expenses                          4,771,264       5,955,477
                                                   ---------       ---------


 LOSS FROM OPERATIONS                               (262,083)       (473,275)
                                                    --------        ---------


 OTHER INCOME (EXPENSE):
  Interest income                                     13,902          25,832
   Interest (expense)                               (123,421)       (101,238)
   Other - net                                       153,622        (250,000)
                                                     -------         -------
 Total Other Income (Expense)                         44,103        (325,406)
                                                      ------        ---------


 NET LOSS                                    $      (217,980)  $    (798,681)

 DEFICIT - BEGINNING                            $(29,858,945)   $(27,312,132)
                                                 ------------    ------------

 DEFICIT - ENDING                               $(30,076,925)   $(28,110,813)
                                                =============   =============
 NET LOSS PER SHARE                           $       (0.02)    $      (0.07)
                                                       ====            ======

 WEIGHTED AVERAGE NUMBER OF SHARES                10,989,267      11,004,633
 OUTSTANDING


                         See Notes to Financial Statements

                     DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995

                                     (UNAUDITED)

                        Common Stock                                          Treasury Shares
                        ------------                                          ---------------
                                                Additional                                          Total
                                                Paid In        Accumulated                          Shareholders'
                       Shares       Amount      Capital        Deficit        Shares    Amount      Equity
                       --------------------------------------------------------------------------------------------
BALANCE -               11,029,328     $275,733   $31,454,854  $(29,858,945)    40,061   $(99,116)      $1,772,526
July 1, 1995

NET LOSS                                                          $(217,980)                            $(217,980)
                       --------------------------------------------------------------------------------------------
BALANCE -
September 30, 1995      11,029,328     $275,733   $31,454,854  $(30,076,925)    40,061   $(99,116)      $1,554,546
                        ==========      =======    ==========    ==========     ======    ========       =========

                         See Notes to Financial Statements

                DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                 (UNAUDITED)


                                                       September 30, 1995   September 30, 1994
                                                       ------------------   ------------------
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH (USED IN) OPERATING ACTIVITIES:
Net Income (Loss)                                        $    (217,980)      $    (798,681)
                                                              ---------           ---------
   Operating activities:
    Depreciation and amortization                              502,010             759,096
    (Increase) Decrease in sale contracts
      and sales type leases                                    265,932              170,806
    (Increase) decrease in accounts receivable                 (75,557)           (830,337)
    (Increase) decrease in inventory                           108,825              41,281
    (Increase) decrease in rental inventory                   (270,757)            (39,811)
    (Increase) decrease in software development costs           109,203            (33,492)
    (Increase) decrease in other assets                       (218,886)           (103,939)
    Increase (decrease) in accounts payable
        and accrued liabilities                             (1,237,582)           (709,043)
    Increase in deferred revenue                               326,473             133,321
    Loss on investment                                          - 0 -              250,000
                                                               --------            --------
       Total Adjustments                                      (490,312)           (362,118)
                                                              ---------           ---------
 Net Cash (Used In) Operating Activities                   $  (708,292)      $  (1,160,799)
                                                              ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                         (9,675)             (10,017)
  Sale of marketable securities                                  - 0 -           2,250,000
                                                                 -----           ---------
      Net Cash Provided By (Used In) Investing                  (9,675)          2,239,983
                                                                -------          ---------
Activities

  CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of capitalized lease obligation                  (58,609)            (56,110)
                                                               --------            --------

  NET INCREASE (DECREASE) IN CASH                             (776,576)           1,023,074
  Cash at beginning of period                                1,096,618             866,927
                                                             ---------             -------

  CASH AT END OF PERIOD                                       $320,042          $1,890,001
                                                               =======           =========

                         See Notes to Financial Statements

          DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                        SEPTEMBER 30, 1995

Note 1.  Business Activity.
-------------------------

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

Note 2.  Inventory.
------------------

          Inventory is stated at the lower of cost or market using the first in, first out method in determining cost, and replacement cost or net realizable value in determining market. Inventory consists of the following:


                                 September 30, 1995   March 31, 1995
                                 ------------------   --------------
                                    (Unaudited)

           Supplies                     $      43,100         $     65,436
           Finished goods                     290,915              377,404
                                              -------              -------
           Total Inventory               $    334,015          $   442,840
                                              =======              =======



          Note 3.  Sales Contracts Receivable.
          -----------------------------------

                    Sales contracts receivable consists of the following:

                                           September 30, 1995   March 31, 1995
                                           ------------------   --------------
                                                 (Unaudited)

           Gross sales contracts receivables  $     132,102 $     242,383
           Less:  Unearned revenue                 (110,093)     (166,000)
                                                   ---------     ---------
           Net sales contract receivables            22,009        76,383

           Current portion of sales contract
           receivables                               14,091        50,161
                                                     ------        ------

           Long term portion of sales
           contract receivables                 $     7,918  $     26,222
                                                      =====        ======

                 DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 30, 1995


Note 4.  Net Investments in Sales Type Leases.
---------------------------------------------

          Net investments in sales type leases consist of the following:

                                              September 30, 1995  March 31, 1995
                                              ------------------  --------------
                                                  (Unaudited)

 Total minimum lease payments to be received      $     647,237   $     833,465
 Less:  unearned income                               (166,330)        (141,000)
                                                      --------         ---------
 Net investment in sales type leases                    480,907         692,465
 Amounts due within one year                            194,946         434,685
                                                        -------         -------
 Net long term portion                            $     285,961   $     257,780
                                                        =======         =======


Note 5.  Other Current Assets.
-----------------------------

          Other current assets consist of the following:


                                 September 30, 1995   March 31, 1995
                                 ------------------   --------------
                                       (Unaudited)

 Prepaid royalties              $     164,830     $     76,949
 Deposits on bids                      25,400           26,100
 Prepaid expenses                     167,633           66,621
 Note receivable                       20,000           20,000
 Other                                 26,091           12,327
                                       ------           ------
                                 $    403,954       $  201,997
                                      =======          =======

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1995

Note 6.  Rental Equipment Inventory.
-----------------------------------

          Rental equipment is stated at cost and is depreciated on a straight line basis over estimated useful lives of up to five years. Depreciation commences as the units are placed into rental inventory. The equipment, manufactured by the Company, is recorded at cost as follows:


                                 September 30, 1995   March 31, 1995
                                 ------------------   --------------
                                       (Unaudited)

 Rental equipment at cost           $   4,003,491    $   3,732,734
 Less:  Accumulated depreciation       (2,738,768)      (2,479,757)
                                       ----------       -----------

                                    $   1,264,723    $   1,252,977
                                        =========        =========

Note 7.  Property, Plant and Equipment.
--------------------------------------

          Property, plant and equipment consists of the following:



                                 September 30, 1995   March 31, 1995
                                 ------------------   --------------
                                       (Unaudited)

 Office and computer equipment        $  1,638,514   $    1,634,459
 Production equipment                       46,428           46,428
 Leasehold Improvements                      8,514            2,894
                                         ---------     ------------
                                         1,693,456        1,683,781

 Less:  Accumulated depreciation        (1,116,792)        (942,701)
                                         ---------         ---------

 Net property, plant and
 equipment                           $     576,664    $     741,080
                                           =======          =======

                         DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                      SEPTEMBER 30, 1995

          Note 8.  Other Assets.
          ---------------------

                    Other assets consist of the following:

                                           September 30, 1995   March 31, 1995
                                           ------------------   --------------
                                                 (Unaudited)

           Pre-paid royalties                    $     18,450      $     21,600
           Fixed asset purchases in progress           23,677             4,100
           Security deposits                           46,401            45,902
           Other                                       18,759            18,756
                                                       ------            ------
                                                $     107,287      $     90,358
                                                      =======            ======



          Note 9.  Accounts Payable and Accrued Expenses.
          ----------------------------------------------


                    Included in accounts payable at September 30, 1995 and March 31, 1995 is a liability of $197,042 and $521,389 respectively, to unaffiliated third party lenders who purchased certain receivables from the Company on a full recourse basis. The liability is being reduced as the receivables are collected. The Company's accounts receivable are collateral under one of the financing agreements. Accrued expenses are comprised of the following:


                                           September 30, 1995   March 31, 1995
                                           ------------------   --------------
                                                 (Unaudited)


           Payroll, payroll taxes and benefits    $   259,236    $   235,276
           Commissions                                132,519        105,696
           Sales tax payable                           66,368        184,392
           Warranty and repairs                       221,966        223,737
           Accrued rent settlement - current portion   27,182         27,182
           Current portion of litigation settlement    75,000        318,000
           Other                                      791,420        744,656
                                                    ---------      ---------
                                                  $ 1,573,691    $ 1,838,939
                                                    ==========     ==========

                    DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                SEPTEMBER 30, 1995

          Note 10.  Other Liabilities - Long-Term
          ---------------------------------------

      Other long-term liabilities at September 30, 1995 and March 31, 1995 are comprised of the following:


                                           September 30, 1995   March 31, 1995
                                           ------------------   --------------
                                                 (Unaudited)

           Long-term portion of rent settlement   $     215,565  $     383,622
           Long-term portion of litigation               75,000        150,000
           settlement                                   148,800        148,800
           Long-term portion of warranty reserve        151,443        151,442
                                                        -------        -------
           Other                                  $     590,808  $     833,864
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

          Note 12 Contingencies
          ---------------------

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

     On or about May 26, 1995 DPC/International Business Solutions, Inc. ("IBS") filed suit against AFTEC, Inc., ACCESS/IBS, John P. Foss and Gustavo Valez for money damages and injunctive relief arising out of a dispute over the ownership interest of a software licensing agreement known as the "BABI Software" in the case styled DPC/International Business Solutions, Inc. vs. AFTEC, Inc.,
            -----------------------------------------------------------
ACCESS/IBS, John P. Foss and Gustavo Valez, case No. 95007402 "FLA 17 JUD DIR
------------------------------------------
1995". The complaint sought money damages for tortious interference with IBS advantageous business relationship, civil conspiracy arising therefrom, breach of contract, breach of confidentiality agreement and also sought a temporary and permanent injunction against all defendants.

     On or about November 3, 1995, defendants AFTEC, Inc. and Gustavo Valez served a counterclaim against IBS and a third party complaint against the Company, David J. Dell and Richard A. Angulo. The counterclaim and third party complaint purports to seek damages for breach of contract and breach of oral contract and for the issuance of an injunction against IBS. In addition, the counterclaim and third party complaint seeks damages for breach of contract against the Company, David Dell and Richard Angulo. Liability against the Company is alleged in the complaint to exist by virtue of the fact that the Company allegedly dominated and controlled the assets, accounts and operations of IBS to such an extent that IBS had no independence or existence of its own and therefore was the Company's alter ego. The counterclaim and third party complaint states that damages sought against the Company, IBS, Angulo and Dell are in excess of $15,000.00.

Note 13.  Manufacturing Agreement
---------------------------------

          The Company has entered into a manufacturing and engineering services agreement with KBS, Inc. for the manufacturing of the Company's home monitoring equipment. There are no minimum production quantities under the agreement.

Note 14.  Subsequent Event
--------------------------

     On October 23, 1995, the Company and Strategic Technologies Inc. ("Strategic"), announced the execution of a definitive Agreement and Plan of Merger dated as of October 13, 1995 (the "Merger Agreement") providing for the merger (the "Merger") of a wholly owned subsidiary of Strategic with and into the Company pursuant to which the Company will become a wholly-owned subsidiary of Strategic. Pursuant to the transaction, each outstanding share of Digital common stock will be converted into .379291 of a share of Strategic common stock. Upon completion of the merger and a proposed private placement of 500,000 shares of Strategic common stock, Strategic will have approximately 10.9 million shares outstanding (11.9 million fully diluted), of which 4.4 million shares and 600,000 options will be held by former Digital shareholders.

     It is anticipated that the merger will be consummated in or about March of 1996. The transaction is conditioned on obtaining the approval of the shareholders of both Strategic and the Company, the approval of the United States and Canadian securities regulators and the listing of the Strategic common shares on the Toronto Stock Exchange, as well as other conditions.

     The Company expects to incur significant professional and administrative costs in connection with the Merger, and there can be no assurance that the Merger will be consummated. Strategic has agreed to fund the Company's transaction costs relative to the Mergers, up to $275,000. Strategic has been issued a one year warrant to acquire 500,000 shares of Digital at $0.25 per share plus a conditional warrant to acquire an additional 1,500,000 Digital shares in consideration of agreeing to bear certain transaction costs which warrants are exercisable in the event the transaction is not consummated under certain circumstances.

     In conjunction with the execution of the Merger Agreement certain principal shareholders of both companies, including members of the Boards of the companies, have executed a related Shareholders' Agreement whereby the signatories have confirmed their intention to vote for and support the Merger and to provide for certain post-closing governance matters relating to Strategic. Strategic and Digital have also agreed to immediately begin joint marketing of their respective product lines and integration of certain other business operations.

Note 15.  Segment Information
-----------------------------

The following table sets forth selected items from the Company's Statements of Operation for the three months ended September 30, 1995 and 1994.


                                                          (Unaudited)

                                  September 30, 1995       September 30, 1994

                                 Amount   % of Segment    Amount    % of Segment
                                 ------   ------------    ------    ------------
 Revenues:
   Criminal Justice Segment      1,667,609         82.7    2,157,905      70.4
   Computer Software Segment       349,868         17.3      908,916      29.6
                                   -------                   -------

   Total Revenue                 2,017,477                 3,066,821

 Cost of Sales:
   Criminal Justice Segment        769,818         92.9      867,236      56.3
   Computer Software Segment        58,637          7.1      671,969      43.7
                                    ------                   -------

   Total Costs of Sales            828,455                 1,539,205

 Gross Margin:
   Criminal Justice Segment        897,791         75.5    1,290,669      84.5
   Computer Software Segment       291,231         24.5      236,947      15.5
                                   -------                   -------

   Total Gross Margin            1,189,022                 1,527,616

 Operating Expenses:
   Criminal Justice Segment      1,037,187         69.5    1,003,617      67.6
   Computer Software Segment       455,323         30.5      480,542      32.4
                                   -------                   -------

   Total Operating Expenses      1,492,510                 1,484,159
 Other Income (Expense):
   Criminal Justice Segment       (64,602)        (95.6)    (37,760)     (94.8)
   Computer Software Segment       (2,990)         (4.4)     (2,069)      (5.2)
                                    -----                     -----

   Total Other Income (expense)   (67,592)                  (39,829)

 Net Income:
   Criminal Justice Segment      (203,998)        (55.0)     249,292
   Computer Software Segment     (167,082)        (45.0)   (245,664)
                                  -------                   -------

  Total Net Income               (371,080)                     3,628

The following table sets forth selected items from the Company's Unaudited Consolidated Statements of Operation for the six months ended September 30, 1995 and 1994.


                                     September 30, 1995     September 30, 1994

                                  Amount  % of Segment    Amount    % of Segment
                                  ------  ------------    ------    ------------
 Revenues:
   Criminal Justice Segment      3,605,319         80.0    3,725,395    68,.0
   Computer Software Segment       903,862         20.0    1,756,807     32.0
                                   -------                 ---------

   Total Revenue                 4,509,181                 5,482,202
 Cost of Sales:
   Criminal Justice Segment      1,612,908         89.5    1,695,323     56.4
   Computer Software Segment       190,004         10.5    1,311,925     43.6
                                   -------                 ---------

   Total Costs of Sales          1,802,912                 3,007,248

 Gross Margin:
   Criminal Justice Segment      1,992,411         73.6    2,030,072     82.0
   Computer Software Segment       713,858         26.4      444,882     18.0
                                   -------                   -------

   Total Gross Margin            2,706,269                 2,474,954

 Operating Expenses:
   Criminal Justice Segment      2,014,170         67.9    1,928,773     65.4
   Computer Software Segment       954,182         32.1    1,019,456     34.6
                                   -------                 ---------

   Total Operating Expenses      2,968,352                 2,948,229

 Other Income (Expense):
   Criminal Justice Segment         51,164       (116.0)   (321,849)    (98.9)
   Computer Software Segment       (7,061)         16.0      (3,557)     (1.1)
                                    -----                     -----

   Total Other Income (expense)     44,103                 (325,406)
 Net Income:
   Criminal Justice Segment         29,405         13.5    (220,550)    (27.6)
   Computer Software Segment     (247,385)       (113.5)   (578,131)    (72.4)
                                  -------                   -------

   Total Net Income              (217,980)                 (798,681)

Item 2.        Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
Results of Operations
---------------------

          Digital Products Corporation and its subsidiaries (the "Company") provide information management solutions to specific aspects of the criminal justice and corrections industry and the construction trade. For the criminal justice and corrections industry, the Company, through its DPC Monitoring Services, Inc. ("DPCMSI") subsidiary, provides such solutions through the development and distribution of equipment, technology and computer software programs marketed to the public and private agencies conducting community corrections, supervision and offender monitoring and check-in programs for individuals subject to probation, parole and pre-trial diversion (the "Criminal Justice Segment"). Within the construction industry, the Company's BLR, Inc. subsidiary (which conducts its business under the trade name "BGIS Systems, Co.") ("BGIS"), develops, distributes and supports computer software application programs for the highway and utility segment of the industry. The Company also provides post-sale support services for all such products, technology and software programs, and, in connection with the sale of its products, technology, software licenses and services, it may act as a dealer of computer hardware and other software products. During the fiscal quarter ended September 30, 1995, the Company substantially discontinued the operations of its DPC/International Business Solutions, Inc. ("IBS") subsidiary, which developed, distributed and supported financial accounting computer software programs for multi-national corporations requiring concurrent, multi-national, multi-currency, and multi-lingual capabilities.

RESULTS OF OPERATIONS

          The following table sets forth selected items from the Company's unaudited Consolidated Statements of Operations for the quarter ended September 30, 1995 and 1994, as percentages of corresponding revenues and percentage of increase (decrease) in each such item from the prior periods.


                                     Percentage of Revenues
                                     Three Months Ending
                                     -------------------

                                                                                           % of Increase
                               September 30, 1995        September 30, 1994                   (Decrease)
                              -------------------     ---------------------                   ----------
 Revenues:
     Product                                44.3%                    46.6%                      (37.4)%
     Rental & Monitoring                    42.5                     37.7                       (25.8)
     Service                                13.2                     15.7                       (44.8)
                                            ----                     ----
     Total                                 100.0                    100.0                       (34.2)
 Cost of Revenues*
     Product                                37.4                     31.8                       (26.5)
     Rental & Monitoring                    45.5                     41.8                       (19.2)
     Service                                39.2                    124.7                       (82.7)
                                            ----                    -----                       ------
     Total                                  41.1                     50.2                       (46.2)

 Gross Margin*
     Product                                62.6                     68.2                       (42.5)
     Rental & Monitoring                    54.5                     58.2                       (30.6)
     Service                                60.8                    (24.7)                     (236.0)
     Total                                  58.9                     49.8                       (22.2)

 Operating Expenses                         72.3                     46.2                         3.1

 Research and
 Development                                 1.6                      2.2                        (51.4)
 Operating Income (Loss)                   (15.0)                     1.4                       (798.4)

 Total Other Income
 (Expense)                                  (3.4)                    (1.3)                       (69.7)

 Net Income (Loss)                         (18.4)                     0.1                    (10,328.2)


* Percentage of revenues for Cost of Revenues and Gross Margin are expressed as a percentage of corresponding revenues.

          The following table sets forth selected items from the Company's unaudited Consolidated Statements of Operations for the quarters ended September 30, 1995 and 1994, as percentages of corresponding revenues and percentage of increase (decrease) in each such item from the prior periods.

                                                          Percentage of Revenues
                                                          Six Months Ending
                                                          -----------------

                                                                                            % of Increase
                               September 30, 1995        September 30, 1994                    (Decrease)
                              -------------------     ---------------------                    ----------
 Revenues:
     Product                                45.3%                     42.1%                       (11.4)%
     Rental & Monitoring                    40.0                      42.9                        (23.3)
     Service                                14.7                      15.0                        (19.7)
                                            ----                      ----
     Total                                 100.0                     100.0                        (17.7)
 Cost of Revenues*
     Product                                31.9                      34.6                        (18.3)
     Rental & Monitoring                    48.8                      48.0                        (22.1)
     Service                                41.1                     131.1                        (74.8)
                                            ----                     -----                        ------
     Total                                  40.0                      54.9                        (40.0)

 Gross Margin*
     Product                                68.1                      65.4                         (7.7)
     Rental & Monitoring                    51.2                      52.0                        (24.5)
     Service                                58.9                     (31.1)                       252.4
     Total                                  60.0                      45.1                          9.3

 Operating Expenses                         63.9                      50.1                          4.9

 Research and
 Development                                 2.0                       3.7                        (56.5)
 Operating Income (Loss)                    (5.8)                     (8.6)                        44.6

 Total Other Income
 (Expense)                                   1.0                      (6.0)                       (86.4)

 Net Income (Loss)                          (4.8)                    (14.6)                       (72.7)


* Percentage of revenues for Cost of Revenues and Gross Margin are expressed as a percentage of corresponding revenues.

QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO QUARTER ENDED SEPTEMBER 30, 1994
-----------------------------------------------------------------------------

     The Company incurred a loss from operations of approximately $303,400 during the second quarter of the Company's fiscal year ending March 31, 1996 (the "1996 Fiscal Year"), compared to an operating profit of approximately $43,400 for the second quarter of the fiscal year ended March 31, 1995 (the "1995 Fiscal Year"). The Company's net loss for the second quarter of the 1996 Fiscal Year totaled approximately $371,000 compared to an income of approximately $3,000 for the second quarter of the 1995 Fiscal Year. The unfavorable results incurred in the second quarter of the 1996 Fiscal Year are primarily due to the lower than anticipated revenues in all categories with higher than normal corporate expenses.

Revenues

     The Company's total revenue for the second quarter of the 1996 Fiscal Year totaled approximately $2,017,400, a decrease of $1,049,300 or 34.2% compared to the second quarter of the 1995 Fiscal Year. On a year to date basis the total revenues for the 1996 Fiscal Year totaled approximately $4,509,181, a decrease of $973,000 or 17.7% compared to the year to date revenues for the 1995 Fiscal Year.

     Revenues generated by the Criminal Justice Segment totaled approximately $1,667,600 and 82.7% for the second quarter of the 1996 Fiscal Year, while the Computer Software Segment totaled approximately $349,800 and 17.3%. Revenues generated by the Criminal Justice Segment for the second quarter of the 1996 Fiscal Year decreased by approximately $490,296 or 22.7% compared to the second quarter of the 1995 Fiscal Year. The decline in revenues in the Criminal Justice Segment is attributable to continued intense price competition in the industry and budgetary constraints of government agencies adversely affecting the availability of funds for electronic monitoring equipment and services during the current quarter. The Company is focusing its efforts on the Criminal Justice Segment in anticipation of continued growth in this segment and plans to further reduce the expenses related to these operations. The Software Segment's revenues declined during the second quarter of the 1996 Fiscal Year by approximately $559,000 or 61.5%. During the fiscal quarter ended
September 30, 1995, the Company discontinued a substantial portion of the operations of its IBS subsidiary as a result of the departure of a number of the original employees who formed a new company to compete with IBS. See Note 12. Contingencies. IBS does not anticipate any future significant revenue to be derived from the licensing of its software but does anticipate some revenues generated from on-going support to the program's established customer base.

      On a year to date basis the Criminal Justice Segment totaled approximately $3,605,300. Compared to the same period for the 1995 Fiscal Year, revenues decreased approximately $120,000 or 3.2%. Year to date revenues for the Software Segment of approximately $903,800 decreased by approximately $852,900 and 48.6% compared to the same period for the 1995 Fiscal Year.

Product Sales.  Product sales for the second quarter of the 1996 Fiscal Year
-------------
totaled approximately $893,200 compared to approximately $1,427,300, a decrease of $534,100 or 37.4%. The Criminal Justice Segment totaled approximately
$683,000 a decrease of $161,700 and 19.1%.    The Software
Segment's product sales totaled approximately $210,200, a decrease of $372,400 and 63.9%. For the second quarter of the 1996 Fiscal Year, the Criminal Justice Segment contributed 76.5% of the category, while the Software Segment accounted for 23.5%.

     Total year to date product sales for the 1996 Fiscal Year totaled approximately $2,043,800 a decrease of $262,100 and 11.4%, compared to the year to date revenue for the 1995 Fiscal Year. The Criminal Justice Segment product sales totaled approximately $1,520,600 with an increase over the same period for the 1995 Fiscal Year of $398,200 or 35.5%.

However, the Company can give no assurance that its product sales will increase. The Software Segment's year to date product sales were approximately $523,200 a decrease of $660,300 or 55.8%. On a year to date basis, the Criminal Justice Segment contributed 74.4% of the product sales, while the Software Segment totaled 25.6%.

Rental & Monitoring Revenue.  Revenue in this category is comprised of recurring
---------------------------
revenues from the rental of the Company's monitoring equipment and recurring services revenues from the Company's Monitoring Center, both of which are included in the Criminal Justice Segment. The combined categories of rental and monitoring revenue totaled approximately $857,700 for the second quarter of the 1996 Fiscal Year compared to revenues of approximately $1,156,700 for the 1995 Fiscal Year or a decrease of $299,000 and 25.8%. Total monitoring revenue for the first half of the 1996 Fiscal Year totaled approximately $1,802,800 compared to $2,351,500 for the first half of the 1995 Fiscal year or a decrease of $548,700 and 23.3%. Due to the increased price competition in the pay per day type contracts, and the Company's position towards pricing such contracts based upon true cost and other risk factors, the Company has accepted a smaller market share in exchange for a higher price per day. In addition, budgetary constraints of government have adversely affected the availability of funds for electronic monitoring equipment and services. In the first half of the 1996 Fiscal Year, the Monitoring Center had approximately 1,800 clients as compared to 2,240 clients during the first half of the 1995 Fiscal Year.

Service and Other Revenue.  Service and other revenues include revenues
-------------------------
generated from post sale support service, product warranty and non-warranty support activity associated with the support and maintenance of the Company's Criminal Justice Segment and service revenues generated from post sale support services provided by the Software Companies. Service Revenues for the second quarter of the 1996 Fiscal Year totaled approximately $266,400, a decrease of $216,300 and 44.8% from the same period in the 1995 Fiscal Year. The Criminal Justice Segment accounted for approximately $126,800 of the total for the quarter, compared to approximately $156,500 for the second quarter of 1995 Fiscal Year or a decrease of $29,700 and 19.0%. The Software Segment contributed approximately $139,600 for the second quarter of the current fiscal year compared to approximately $362,200, a decrease of $222,600 and 61.5% from the second quarter of the 1995 Fiscal Year. Total service revenue for the first half of the 1996 Fiscal Year totaled approximately $662,200 compared to the first half of the 1995 Fiscal Year of $824,600, a decrease of $162,200 and 19.7%. On a year to date basis, the Criminal Justice Segment increased $30,500 for the 1996 Fiscal Year or an increase of 12.1%. The Software Segment's service revenue for the first half of the 1996 Fiscal Year totaled approximately $380,600, a decrease of $192,700 and 33.6% compared to the same period for the 1995 Fiscal Year. On a year to date basis the Criminal Justice Segment accounted for 42.5% of the service revenue with the Software Segment contributing 57.5%.

Costs and Expenses

Product Costs.  Total product costs for the second quarter of the 1996 Fiscal
-------------
Year totaled approximately $334,000 or 37.4% of corresponding revenues compared to approximately $454,200 and 31.8% for the second quarter of the 1995 Fiscal Year, a decrease in costs of approximately $120,200 and 26.5%. The Criminal Justice Segment's product costs totaled approximately $296,800 decreasing from the second quarter of the 1995 Fiscal Year by $3,700. The costs were impacted favorably by the contracting of the manufacturing to KBS, Inc. The Software Companies' product costs for the second quarter of the 1996 Fiscal Year totaled approximately $37,200, a decrease of $116,500 or 28.8% from the second quarter of the 1995 Fiscal Year. The decrease in product costs is related to the decrease in product sales by the Software Segment. Product costs for the first half of the 1996 Fiscal Year totaled approximately $651,600, compared to approximately $797,500 or a decrease of $145,900 from the first half of the 1995 Fiscal Year. The Criminal Justice Segment contributed approximately $560,900 of the current year's total or 86.1%. The Software Segment accounted for the balance or approximately $90,700 and 13.9% of the total.

Cost of Rental and Monitoring.  Costs of rental and monitoring for the second
-----------------------------
quarter of the 1996 Fiscal Year totaled approximately $390,000 compared to $483,000, a decrease of $93,000 or 19.3% compared to the second quarter of the 1995 Fiscal Year. On a year to date basis, the total costs for the 1996 Fiscal

Year totaled approximately $879,300 and has decreased from the 1995 Fiscal Year's total of approximately $1,128,800 or a decrease of $249,500 and 22.1%. Costs in this category are made up entirely of the Criminal Justice Segment.

Costs of Service and Other.  Costs of service and other revenues in the second
--------------------------
quarter of the 1996 Fiscal Year totaled approximately $104,300 compared to an approximate total of $601,800 for the second quarter of the 1995 Fiscal Year, a decrease of $497,500 and 82.7%. The Criminal Justice Segment totaled approximately $83,000 with almost no change from the same period of the 1995 Fiscal Year. The Software Segment costs for the second quarter totaled approximately $21,300 compared to $518,200 for the second quarter 1995 Fiscal Year, or a decrease of $496,900 and 95.9%. The Company expects to further decrease the Software Segment costs as the IBS operations are discontinued and the Company focuses its efforts on the Criminal Justice Segment. The Criminal Justice Segment accounted for 79.6% of the costs for this category during the second quarter, while the Software Segment's costs accounted for 20.4% of the total. Total costs of service for the first half of the 1996 Fiscal Year totaled approximately $271,900 compared to $1,080,800 for the first half of the 1995 Fiscal Year or a decrease of $808,900 and 74.8%. The majority of the decrease was experienced in the Software Segment's costs as the first half of the 1996 Fiscal Year of $99,200 decreased from the first half of the 1995 Fiscal Year's total of approximately $906,900 or a decrease of $807,700 and 89.1%.

Operating Expenses.  Operating expenses for the second quarter of the 1996
------------------
Fiscal Year totaled approximately $1,459,400 compared to the 1995 Fiscal Year's second quarter of approximately $1,416,100, an increase of $43,300 or 3.1%. Of the costs for the second quarter of the 1996 Fiscal Year, the Criminal Justice Segment accounted for 68.4% with the Software Segment contributing 31.6% of the total. Total operating costs for the first half of the 1996 Fiscal Year totaled approximately $2,879,800 compared to $2,744,600 for the first half of the 1995 Fiscal Year, an increase of $135,200 and 4.9%. Making up the increase for the first half of the 1996 Fiscal Year was an increase in the Criminal Justice Segment's operating expenses of approximately $200,400, primary professional services, and offset by a decrease in the Software Segment operating expenses (reduced employee related expenses) of approximately $65,200. For the first half of the 1996 Fiscal Year the Criminal Justice Segment accounted for 68.4% of the total with the Software Segment's portion totaled 31.6%.

Research and Development.  Research and development ("R&D") costs for the second
------------------------
quarter of the 1996 Fiscal Year totaled $33,000 compared to the 1995 Fiscal Year's second quarter of $68,000 or a decrease of $35,000 and 51.4%. For the first half of the 1996 Fiscal Year, R&D costs totaled approximately $88,500 compared to a previous $203,500 for the first half of the 1995 Fiscal Year or a decrease of $115,000 and 56.5%. Research and Development costs are predominately made up of the Criminal Justice Segment expenditures as the R&D costs for the Software Companies' major upgrade and product development had been completed by the end of the 1995 Fiscal Year.

Other Income and Expenses.  In the second quarter of the 1996 Fiscal Year, other
-------------------------
income and expenses totaled approximately $67,500 compared to $39,800 for the same period of the prior year. The majority of the current quarter was comprised of interest expense which totaled $66,800. The total for the first half of the 1996 Fiscal Year was approximately $44,100 of income compared to the first half of the 1995 Fiscal year which totaled approximately $325,400 in other expenses. The year to date 1996 Fiscal Year other income totals are comprised of interest expense of $123,400 and offset by interest income of $13,900 and income of $153,600 associated with the renegotiation of the building lease after vacating the portion of the premises relating to the manufacturing process. In the first half of the 1995 Fiscal Year, the majority of expenses were related to the loss on the sale of the Primedex Shares of approximately $250,000 and interest expense of approximately $101,200.

Gross Margins

          Overall gross margins for the second quarter of the 1996 Fiscal Year were $1,189,000 or 58.9% of revenue compared to the second quarter of the 1995 Fiscal Year of $1,527,616 or 49.8% of related revenue. Of the total gross margin for the period, the Criminal Justice Segment contributed a total of $897,800 and 75.5%
while the Software Segment added $291,200 and 24.5%. On an year to date basis, the gross margin totaled approximately $2,706,200 compared to $2,474,900 for the same period of the 1995 Fiscal Year, or an increase of $231,300 and 9.3%. The Criminal Justice Segment contributed approximately $1,992,400 or 73.6% of the total while the Software Segment contributed approximately $713,800 and 26.4%. Compared to a prior year for the same period, the overall gross margin of 58.9% has improved from a previous 49.8%. See Note 15. Segment Information.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1995, the Company had working capital deficiency of approximately $256,200, as compared with a working capital deficiency of $52,000 at March 31, 1995, a decrease of $204,200. This decrease is primarily attributable to the Company's net loss for the first half of the 1996 Fiscal Year of $217,980.

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

     In November 1993, the Company entered into a receivables financing agreement with a financing corporation (the "FC"), whereby the FC agreed, at its sole discretion, to purchase certain receivables of the Company and advance the Company approximately eighty (80%) percent of such receivables purchased. In addition to the receivables financing agreement, as of September 30, 1995 the FC has committed a line of credit to the Company to borrow $400,000 for working capital with a payback period over 18 months. Under the receivables financing agreement, if the FC fails to collect such receivables directly from the Company's customers within approximately ninety days of invoice date of the receivables, then the Company is obligated, to repurchase the receivables from the FC or replace the receivables with others satisfactory to the FC. The Company records as a liability such receivables sold to the FC and relieves the liability upon notification from the FC that such receivables have been satisfactorily collected. In conjunction with these facilities the Company has granted the FC a continuing lien and security interest in all of the Company's accounts receivables and certain other assets of the Company. As of September 30, 1995, the Company has recorded a liability of approximately $197,000 to the FC. The Company has also obtained a commitment for an additional line of credit from another financing entity of up to $800,000 for equipment financing.

     The Company recognizes the substantial cash investment required to finance sales contract and sales type lease receivables. The Company utilizes the services of unrelated third party finance companies to finance a number of its sales type lease and sales contracts. The Company intends to continue to use third party financing sources to finance the sale and rental of equipment to its customers as a means to increase cash flow. In the second quarter of the 1996 Fiscal Year, the Company sold approximately $474,000 of sales type lease and long-term sales contract receivables to unrelated third party finance sources. All of such receivables were financed on a non-recourse basis. In the past years the Company has financed many transactions on a full recourse basis.

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

     During the fiscal quarter ended September 30, 1995, the Company discontinued a substantial portion of the operations of its IBS subsidiary as a result of the departure of a number of the original employees who formed a new company to compete with IBS. See Note 12. Contingencies. IBS is continuing to support the remaining customers.

     On October 23, 1995, the Company and Strategic Technologies Inc. ("Strategic"), announced the execution of a definitive Agreement and Plan of Merger dated as of October 13, 1995 (the "Merger Agreement") providing for the merger (the "Merger") of a wholly owned subsidiary of Strategic with and into the Company pursuant to which the Company will become a wholly-owned subsidiary of Strategic. Pursuant to the transaction, each outstanding share of Digital common stock will be converted into .379291 of a share of Strategic common stock. Upon completion of the merger and a proposed private placement of 500,000 shares of Strategic common stock, Strategic will have approximately 10.9 million shares outstanding (11.9 million fully diluted), of which 4.4 million shares and 600,000 options will be held by former Digital shareholders.

     It is anticipated that the merger will be consummated in or about March of 1996. The transaction is conditioned on obtaining the approval of the shareholders of both Strategic and the Company, the approval of the United States and Canadian securities regulators and the listing of the Strategic common shares on the Toronto Stock Exchange, as well as other conditions.

     The Company expects to incur significant professional and administrative costs in connection with the Merger, and there can be no assurance that the Merger will be consummated. Strategic has agreed to fund the Company's transaction costs relative to the Merger, up to $275,000. Strategic has been issued a one year warrant to acquire 500,000 shares of Digital at $0.25 per share plus a conditional warrant to acquire an additional 1,500,000 Digital shares in consideration of agreeing to bear such transaction costs which warrants are exercisable in the event the transaction is not consummated under certain circumstances.

     In conjunction with the execution of the Merger Agreement certain principal shareholders of both companies, including members of the Boards of the companies, have executed a related Shareholders' Agreement whereby the signatories have confirmed their intention to vote for and support the Merger and to provide for certain post-closing governance matters relating to Strategic. Strategic and Digital have also agreed to immediately begin joint marketing of their respective product lines and integration of certain other business operations.

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

     On or about May 26, 1995 DPC/International Business Solutions, Inc. ("IBS") filed suit against AFTEC, Inc., ACCESS/IBS, John P. Foss and Gustavo Valez for money damages and injunctive relief arising out of a dispute over the ownership interest of a software licensing agreement known as the "BABI Software" in the case styled case No. 95007402 "FLA 17 JUD DIR 1995". The complaint sought money damages for tortious interference with IBS advantageous business relationship, civil conspiracy arising therefrom, breach of contract, breach of confidentiality agreement and also sought a temporary and permanent injunction against all defendants.
     On or about November 3, 1995, defendants AFTEC, Inc. and Gustavo Valez served a counterclaim against IBS and a third party complaint against the Company, David J. Dell and Richard A. Angulo. The counterclaim and third party complaint purports to seek damages for breach of contract and breach of oral contract and for the issuance of an injunction against IBS. In addition, the counterclaim and third party complaint seeks damages for breach of contract against the Company, David Dell and Richard Angulo. Liability against the Company is alleged in the complaint to exist by virtue of the fact that the Company allegedly dominated and controlled the assets, accounts and operations of IBS to such an extent that IBS had no independence or existence of its own and therefore was the Company's alter ego. The counterclaim and third party complaint states that damages sought against the Company, DPC/IBS, Angulo and Dell are in excess of $15,000.00.

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

Item 6.   Exhibits and Reports on Form 8-K.
          --------------------------------

(a)  Exhibits.

          The following list sets forth the applicable exhibits (Numbered in accordance with Item 601 of Regulation S-K) required to be filed with this Quarterly Report on Form 10-Q:

 Exhibit
 Number    Title
 ------    -----

 4         Exhibits Defining the Rights of Security
           ----------------------------------------
           Holders, Including Indentures.
           -----------------------------
           (a) Form of Common Stock Certificate, $.025 par value*
           (b)  Form of Class B Public Warrant*
           (c)  Form of Warrant Agreement with American
                Stock Transfer and Trust Company, with
                respect to the Class B Warrants*
           (d)  Warrant Agreement dated as of October 13,
                1995 between the Company and Strategic with respect to 500,000 shares of Common Stock of the Company.*
           (e)  Warrant Agreement dated as of October 13,
                1995 between the Company and Strategic with respect to 1,500,000 shares of Common Stock of the Company.*

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

           (g) Agreement, dated as of November 22, 1993, between the Company and Acorn Venture
                Capital Corporation*
           (h)  Third Amendment Lease Agreement dated May
                8, 1995 for premises at 800 Northwest 33rd
                Street, Pompano Beach, Florida*
           (i)  Employment Agreement dated July 3, 1995
                between the Company and Richard A. Angulo*
           (k) Consulting Agreement dated August 1, 1995 between the Company and
                John E. Dell
           (m) Consulting Agreement dated August 1, 1995 between the Company and Clinton L. Pagano
           (n) Agreement and Plan of Merger dated as of October 13, 1995 among the Company,
                Strategic, and Strategic Florida Inc.(with list of omitted Schedules thereto)*
           (o)  Shareholders' Agreement dated as of October
                13, 1995 among Strategic, certain
                shareholders of Strategic, the Company and certain shareholders of the Company*
           (p) Conditional Employment Agreement dated as of October 13, 1995 among Strategic, the
                Company and Richard A. Angulo *

-----------
*  Incorporated by reference.  See Exhibit Index.

-----------
(b)  Reports on Form 8-K.

     On October 26, 1995 the Company filed a Current Report on Form 8-K dated October 23, 1995.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Digital Products Corporation



Dated: November 17, 1995                By:/s/ Richard A. Angulo
                                           ----------------------------------
                                            Richard A. Angulo, President and
                                            Chief Executive Officer
                                            (Duly Authorized Officer)


                                        By: /s/ Gerald Parsons
                                            ------------------------------------
                                             Gerald Parsons, Controller
                                             (Chief Accounting Officer)


                                                      DIGITAL PRODUCTS CORPORATION

                                                     QUARTERLY REPORT ON FORM 10-Q

                                                Fiscal Quarter Ended September 30, 1995

                                                             Exhibit Index


 Exhibit
 Number                          Description of Exhibit                        Location
 ------                          ----------------------                        --------
 4(a)     Form of Common Stock Certificate, $.025 par value . . . . . . . *1,  Ex. 4(a)
 4(b)     Form of Class B Public Warrant  . . . . . . . . . . . . . . . . *2,  Ex. 4(d)

 4(c)     Form of Warrant Agreement with American Stock Transfer
          and Trust Company, with respect to the Class B Warrants . . . . *3,  Ex. 4(k)

 4(d)     Warrant Agreement dated as of October 13, 1995 between the Company and strategic with respect to 500,000 shares of Common Stock of the
          Company . . . . . . . . . . . . . . . . . . . . . . . . . . . . *11  Ex. 7(c)(4)

 4(e)     Warrant Agreement dated as of October 13, 1995 between the Company and Strategic with respect to 1,500,000 shares of Common Stock of the Company . . . . . . . . . . . . . . . . . . . . . . . . . . *11  Ex. 7(c)(5)
 10(a)    On Guard Licensing Agreement for New Jersey . . . . . . . . . .  *4  Ex. 10(a)

 10(b)    On Guard Licensing Agreement for Australia  . . . . . . . . . . *5,  Ex. 10(n)

 10(c)    Lease Agreement for premises at 800 N.W. 33rd Street,
          Pompano Beach, Florida  . . . . . . . . . . . . . . . . . . . . *6,  Ex. 10(c)

 10(d)    Registration Rights Agreement, dated January 18, 1991 . . . . . *7,  Ex. 28(e)
 10(e)    Registration Rights Agreement, dated June 4, 1992 . . . . . . . *2,  Ex. 10(m)

 10(f)    1991 Incentive Stock Option Plan  . . . . . . . . . . . . . . . *8,  Ex. 10(o)

 10(g)    Agreement, dated as of November 22, 1993, between the
          Company and Acorn Venture Capital Corporation . . . . . . . . . *9,  Ex. 4.1
 10(h)    Third Amendment Lease Agreement dated May 8, 1995 for
          premises at 800 Northwest 33rd Street, Pompano Beach, Florida . *10  Ex. 10(j)

 10(i)    Employment Agreement dated July 3, 1995 between the Company and Richard A. Angulo . . . . . . . . . . . . . . . . . . . . . *10  Ex. 10(k)

 10(j)    Consulting Agreement dated August 1, 1995 between the Company and
          John E. Dell  . . . . . . . . . . . . . . . . . . . . . . . . . . .

 10(k)    Consulting Agreement dated August 1, 1995 between the Company and
          Clinton L. Pagano . . . . . . . . . . . . . . . . . . . . . . . . .






 10(l)    Agreement and Plan of Merger dated as of October 13, 1995 among the
          Company, Strategic, and Strategic Florida Inc.(with list of omitted
          Schedules thereto)  . . . . . . . . . . . . . . . . . . . . . . *11  Ex. 7(c)(1)

 10(m)    Shareholders' Agreement dated as of October 13, 1995 among
          Strategic, certain shareholders of Strategic, the Company and certain shareholders of the Company . . . . . . . . . . . . . . *11  Ex. 7(c)(3)

 10(n)    Conditional Employment Agreement dated as of October 13, 1995 among
          Strategic, the Company and Richard A. Angulo  . . . . . . . . . *11  Ex. 7(c)(6)

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

     *11 Incorporated herein by reference to the Exhibit indicated above in the Company's Current Report on Form 8-K (Date of Report: October 23,
          1995) (File No. 0-9503), filed on October 26, 1995.











                                                                   30





