Form 10-Q
period 1995-12-31
DIGITAL PRODUCTS CORP
filed 1996-02-21
CIK 28895

FORM 10-Q

                       Securities and Exchange Commission
                              Washington D.C. 20549

              [x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the fiscal quarter ended:  December 31, 1995
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

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of February 13, 1996: 11,589,267 shares of common stock, par value $.025 per share.

                         PART I - FINANCIAL INFORMATION

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

                         PERIOD ENDED DECEMBER 31, 1995


Item                                                                        Page
----

     Introductory Comment . . . . . . . . . . . . . . . . . . . . . . . . . .  3

Item 1.        Financial Statements:

     Consolidated Balance Sheets -
       December 31, 1995 and March 31, 1995 . . . . . . . . . . . . . . . . .  4

     Consolidated Statements of Operations and Deficit -
       For the Three Months Ended December 31, 1995 and 1994  . . . . . . . .  6

     Consolidated Statements of Operations and Deficit -
       For the Nine Months Ended December 31, 1995 and 1994 . . . . . . . . .  7

     Consolidated Statements of Changes in Shareholders' Equity -
       For the Nine Months Ended December 31, 1995  . . . . . . . . . . . . .  8

     Consolidated Statements of Cash Flows -
       For the Nine Months Ended December 31, 1995 and 1994 . . . . . . . . .  9

     Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 10

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . . . . 18

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

          The results of operations of the Company for the three and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 1996.

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1995 AND MARCH 31, 1995


                                              December 31, 1995   March 31, 1995
                                              -----------------   --------------
                                                  (Unaudited)
 ASSETS
 ------
 CURRENT ASSETS:
   Cash                                           $         119,479  $1,087,707
   Marketable securities                                          0       8,911
   Accounts receivable - net                              1,525,799   1,928,925
   Inventory (Note 2)                                       320,619     442,840
   Sales contracts receivable (Note 3)                        7,918      50,161
   Sales type lease receivable (Note 4)                     215,494     434,685
   Other current assets (Note 5)                            399,689     201,997
                                                            -------     -------
          Total Current Assets                            2,588,998   4,155,226

 RENTAL EQUIPMENT - Net  (Note 6)                         1,321,668   1,252,977

 PROPERTY, PLANT AND EQUIPMENT - Net (Note 7)               625,060     741,080

 SOFTWARE DEVELOPMENT COSTS - Net                           669,368     911,732

 SALES CONTRACTS RECEIVABLE - LONG TERM (Note 3)                 -       26,222
                                                                ---
 SALES TYPE LEASES - LONG TERM (Note 4)                     300,716     257,780

 OTHER ASSETS (Note 8)                                      110,577      90,358
                                                            -------      ------

           TOTAL ASSETS                            $      5,616,387  $7,435,375
                                                          =========   =========
                       See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                      DECEMBER 31, 1995 AND MARCH 31, 1995

                                              December 31, 1995   March 31, 1995
                                              -----------------   -------------
                                                 (Unaudited)


 LIABILITIES AND SHAREHOLDERS' EQUITY
 ------------------------------------

 CURRENT LIABILITIES:
   Capitalized lease obligations - current    $          133,366      $132,037
   Accounts payable (Note 9)                           1,128,031     1,947,623
   Accrued expenses (Note 9)                           1,773,327     1,838,939
   Deferred revenue (Note 11)                            541,574       288,775
                                                         -------       -------
         Total Current Liabilities                     3,576,298     4,207,374

 CAPITALIZED LEASE OBLIGATIONS                            70,070       164,466

 SUBORDINATED CONVERTIBLE NOTE                           476,432       457,145

 OTHER LONG TERM LIABILITIES (Note 10)                   590,809       833,864
                                                         -------       -------

       TOTAL LIABILITIES                               4,713,609      5,662,849
                                                       ---------      ---------
 SHAREHOLDERS' EQUITY:

   Common Stock, par value $.025
    50,000,000 authorized, 11,589,267 issued             290,733       275,733
   Additional paid-in capital                         31,563,854    31,454,854
   Accumulated deficit                              (30,852,693)   (29,858,945)
                                                    ------------   ------------
                                                       1,001,894     1,871,642


 Less:  Treasury stock (at cost)                        (99,116)       (99,116)
                                                        --------       --------
 TOTAL SHAREHOLDERS' EQUITY                              902,778     1,772,526
                                                         -------     ---------

 TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                       $        5,616,387 $   7,435,375
                                                       =========     =========












                        See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

               FOR THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                   (UNAUDITED)

                                        December 31, 1995  December 31, 1994
                                        -----------------  -----------------
 REVENUES:
   Sales of products and software      $          168,528   $      1,617,340
   Rental and monitoring revenues                 927,401            987,028
   Service and other revenue                      196,911            396,992
                                                  -------            -------
 Total Revenues                                 1,292,840          3,001,360
                                                ---------          ---------


 COST AND EXPENSES:
   Cost of revenues -
     Sales of products and software                82,630            536,942
     Rental and monitoring revenues               354,165            502,063
     Service and other revenue                     82,131            437,939
    Operating expenses                          1,490,611          1,540,098
    Research and development                       14,772            110,307
                                                   ------            -------
 Total Costs and Expenses                       2,024,309          3,127,349
                                                ---------          ---------


 LOSS FROM OPERATIONS                           (731,469)          (125,989)


 OTHER INCOME (EXPENSE):
   Interest income (expense)                     (44,299)           (38,415)
  Other - net                                          0                  0
                                                       -                  -
 Total Other Income (Expense)                    (44,299)           (38,415)
                                                  ------             ------


 NET LOSS                              $        (775,768)    $     (164,404)

 DEFICIT - BEGINNING                   $     (30,076,925)    $  (28,110,813)
                                             ------------       ------------

 DEFICIT - ENDING                      $     (30,852,693)    $  (28,275,217)
                                             ============       ============
 NET LOSS PER SHARE                    $           (0.06)    $        (0.01)
                                                   ======             ======

 WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                   11,589,267        10,989,267












                        See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                FOR NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                   (UNAUDITED)

                                          December 31, 1995  December 31, 1994
                                          -----------------  -----------------
 REVENUES:
   Sales of products and software      $          2,212,399    $     3,923,320
   Rental and monitoring revenues                 2,730,223          3,338,620
   Service and other revenue                        859,399          1,221,622
                                                    -------          ---------
 Total Revenues                                   5,802,021          8,483,562
                                                  ---------          ---------


 COST AND EXPENSES:
   Cost of revenues -
     Sales of products and software                 734,251          1,334,497
     Rental and monitoring revenues               1,233,474          1,630,886
     Service and other revenue                      354,113          1,518,809
    Operating expenses                            4,370,458          4,284,781
    Research and development                        103,277            313,852
                                                    -------            -------
 Total Costs and Expenses                         6,795,573          9,082,825
                                                  ---------          ---------


 LOSS FROM OPERATIONS                             (993,552)          (599,263)


 OTHER INCOME (EXPENSE):

 Interest income (expense)                        (153,818)          (113,822)
 Other - net                                       153,622           (250,000)
                                                   -------            -------
 Total Other Income (Expense)                         (196)          (363,822)
                                                      -----          ---------


 NET LOSS                              $          (993,748)      $   (963,085)

 DEFICIT - BEGINNING                   $       (29,858,945)      $(27,312,132)
                                                ----------         ----------

 DEFICIT - ENDING                      $       (30,852,693)      $(28,275,217)
                                               ============       ============
 NET LOSS PER SHARE                    $             (0.08)      $      (0.09)
                                                     ======             ======

 WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                     11,589,267        10,999,511











                        See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995

                                               (UNAUDITED)

                         Common Stock                                            Treasury Shares
                         ------------                                            ---------------


                                                   Additional                                         Total
                                                   Paid In       Accumulated                          Shareholders'
                       Shares         Amount       Capital       Deficit         Shares    Amount     Equity
                       -------------------------------------------------------------------------------------------
 BALANCE -               11,029,328    $275,733    $31,454,854    $(29,858,945)  40,061    $(99,116)   $1,772,526
 April 1, 1995

 Compensatory
 Shares Issued              600,000      15,000        109,000                                            124,000


 NET LOSS                                                         $   (993,748)                        $ (993,748)
                       -------------------------------------------------------------------------------------------
 BALANCE -
 December 31, 1995       11,629,328    $290,733    $31,563,854    $(30,852,693)  40,061    $(99,116)   $  902,778
                         ==========     =======     ==========      ==========   ======     ========      =======

































                        See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                   (UNAUDITED)

                                           December 31, 1995  December 31, 1994
                                           -----------------  ----------------


 RECONCILIATION OF NET LOSS TO NET CASH
 USED IN OPERATING ACTIVITIES:
 Net (Loss)                                 $       (993,748)  $     (963,085)
                                                    ---------        ---------
    Operating activities:
     Depreciation and amortization                   643,589        1,105,548
     Provision for losses on receivables                   0           90,000
     Decrease in sale contracts
       and sales type leases receivable              244,720          137,260
     (Increase) decrease in accounts receivable      403,128       (1,246,853)
                                                     122,221          (92,118)
     (Increase) decrease in inventory               (419,156)         (29,748)
     (Increase) in rental inventory                  109,203          (65,580)
     (Increase) decrease in software development
       costs                                        (217,911)        (148,827)

     (Increase) in other assets                   (1,128,259)      (1,015,790)
     (Decrease) in accounts payable                        0          (87,989)
       and accrued liabilities                       252,799           52,818
     (Decrease) in customer deposits                       0          250,000
                                                           -          -------
     Increase in deferred revenue                     10,334       (1,051,279)
                                                      ------       -----------
     Loss on Investment                             (983,414)      (2,014,364)
                                                    ---------      ===========
       Total Adjustments
  Net Cash (Used In) Operating Activities

 CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                 (43,945)         (22,226)
 Sale of marketable securities                              0        2,250,000
 Compensatory shares issued                           124,000            -
                                                      -------       ----------
 Net Cash Provided By (Used in) Investing Activities   80,055        2,227,774
                                                      -------       ----------

  CASH FLOWS (USED IN) FINANCING  ACTIVITIES:
    Payment of capitalized lease obligation           (73,780)         (89,481)
                                                     --------         --------

   NET INCREASE (DECREASE) IN CASH           $       (977,139) $       123,929

   Cash at beginning of period                      1,096,618          866,927
                                                    ---------          -------

   CASH AT END OF PERIOD                     $        119,479  $       990,856
                                                      =======          =======


 Supplemental disclosure of cash flow information:
  Reacquisition of stock from sale of subsidiary               $        26,891
  Increase in capital lease obligations                        $       124,241









                        See Notes to Financial Statements

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

Note 1.  Business Activity.
--------------------------

          Digital Products Corporation and its subsidiaries (the "Company") are engaged in the design, fabrication and marketing of electronic devices for the criminal justice industry. The Company derives its revenues principally from sales and rentals to governmental agencies and entities which provide services to government agencies. The Company has also been engaged in the development and marketing of computer applications programs for various industries.

Note 2.  Inventory.
------------------

          Inventory is stated at the lower of cost or market using the first in, first out method in determining cost, and replacement cost or net realizable value in determining market. Inventory consists of the following:



                                      December 31, 1995          March 31, 1995
                                      -----------------          --------------
                                            (Unaudited)

 Supplies                             $         74,266          $     65,436
 Finished goods                                246,353               377,404
                                               -------               -------
 Total Inventory                      $        320,619          $    442,840
                                               =======               =======




Note 3.  Sales Contracts Receivable.
-----------------------------------

          Sales contracts receivable consists of the following:

                                       December 31, 1995        March 31, 1995
                                       -----------------        --------------
                                             (Unaudited)

Gross sales contracts receivables     $         132,102         $     242,383
Less: Unearned revenue                         (124,184)             (166,000)
                                              ---------             ---------
Net sales contract receivables                    7,918                76,383

Current portion of sales contract
receivables                                       7,918                50,161
                                                                       ------

Long term portion of sales
contract receivables                  $               0         $      26,222
                                                      =                ======

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

Note 4.  Net Investments in Sales Type Leases.
---------------------------------------------

          Net investments in sales type leases consist of the following:

                                              December 31, 1995  March 31, 1995
                                              -----------------  --------------
                                                 (Unaudited)

 Total minimum lease payments to be received           $692,500  $     833,465
 Less:  unearned income                               (176,290)       (141,000)
                                                      ---------       ---------
 Net investment in sales type leases                    516,210        692,465
 Amounts due within one year                            215,494        434,685
                                                        -------        -------
 Net long term portion                                 $300,716  $     257,780
                                                        =======        =======




Note 5.  Other Current Assets.
-----------------------------

          Other current assets consist of the following:


                               December 31, 1995         March 31, 1995
                               -----------------         --------------
                                  (Unaudited)

 Prepaid royalties             $         169,451          $      76,949
 Deposits on bids                         16,901
 Prepaid expenses                        173,335                 66,621
 Note receivable                          20,000                 20,000
 Other                                    20,002                 12,327
                                          ------                 ------
                               $         399,689          $     201,997
                                         =======                =======

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

Note 6.  Rental Equipment Inventory.
-----------------------------------

          Rental equipment is stated at cost and is depreciated on a straight line basis over estimated useful lives of up to five years. Depreciation commences as the units are placed into rental inventory. The equipment, manufactured by the Company, is recorded at cost as follows:

                                    December 31, 1995          March 31, 1995
                                    -----------------          --------------
                                          (Unaudited)

 Rental equipment at cost           $      4,190,437           $   3,732,734
 Less:  Accumulated depreciation          (2,868,769)             (2,479,757)
                                          -----------             -----------

                                    $      1,321,668           $   1,252,977
                                           =========              =========

Note 7.  Property, Plant and Equipment.
--------------------------------------

          Property, plant and equipment consists of the following:


                                     December 31, 1995          March 31, 1995
                                     -----------------          --------------
                                          (Unaudited)
 Office and computer equipment               $1,772,853         $    1,634,459
 Production equipment                            46,428                 46,428
 Leasehold Improvements                           8,514                  2,894
                                                  -----                 ------
                                              1,827,795              1,683,781

 Less:  Accumulated depreciation             (1,202,735)               (942,701)
                                            -----------               ---------

 Net property, plant and
 equipment                                  $   625,060         $       741,080
                                                =======                 =======

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

Note 8.  Other Assets.
---------------------

          Other assets consist of the following:

                           December 31, 1995                  March 31, 1995
                           -----------------                  --------------
                                 (Unaudited)

 Pre-paid royalties                 $ 17,400                  $     21,600
 Fixed asset purchases                30,178                          4,100
 in progress                          44,057                         45,902
 Security deposits                    18,942                         18,756
                                      ------                         ------
 Other                              $110,577                   $     90,358
                                     =======                         ======


Note 9.  Accounts Payable and Accrued Expenses.
----------------------------------------------

          Included in accounts payable at December 31, 1995 and March 31, 1995 is a liability of $80,684 and $521,389 respectively, to unaffiliated third party lenders who purchased certain receivables from the Company on a full recourse basis. The liability is being reduced as the receivables are collected. The Company's accounts receivable are collateral under one of the financing agreements.

          Accrued expenses are comprised of the following:


                                          December 31, 1995      March 31, 1995
                                          -----------------      --------------
                                             (Unaudited)


Payroll, payroll taxes and benefits       $      199,736         $      235,276
Commissions                                      141,927                105,696
Sales tax payable                                 65,810                184,392
Warranty and repairs                             252,489                223,737
Accrued rent settlement - current portion         27,182                 27,182
Current portion of litigation settlement          75,000                318,000
Other                                          1,011,183                744,656
                                               ---------                -------
                                          $    1,773,327          $   1,838,939
                                               =========              =========

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

Note 10.  Other Liabilities - Long-Term
---------------------------------------

          Other long-term liabilities at December 31, 1995 and March 31, 1995 are comprised of the following:


                                         December 31, 1995      March 31, 1995
                                         -----------------      --------------
                                               (Unaudited)

Long-term portion of rent settlement        $      215,565       $     383,622
Long-term portion of litigation settlement          75,000             150,000
Long-term portion of warranty reserve              148,800             148,800
Other                                              151,444             151,442
                                                   -------             -------
                                            $      590,809       $     833,864
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

Note 14.  Other
---------------

     The Agreement and Plan of Merger dated as of October 13, 1995 providing for the merger of a wholly owned subsidiary of Strategic Technologies, Inc. with and into the Company was mutually terminated by the Company and Strategic on December 18, 1995 since the then current market conditions made the financing aspects of the Merger impractical for the parties. In the Merger Agreement, Strategic agreed to fund the Company's transaction costs relative to the Merger up to $275,000. The Company has incurred approximately $200,000 in professional and administrative costs in connection with the Merger. In connection with entering into the Merger Agreement, Strategic was issued a warrant to acquire 500,000 shares of Company common stock at $0.25 per share plus a conditional warrant to acquire an additional 1,500,000 shares of Company common stock at $0.25 per share. To the extent provided in the Warrant Agreements, Strategic may recover expenses of the Company funded by Strategic by the application of such funded expenses to the exercise price of the Warrants.

                  DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

Note 15.  Segment Information
-----------------------------

The following table sets forth selected items from the Company's Statements of Operation for the three months ended December 31, 1995 and 1994.
                                                       (Unaudited)

                                  December 31, 1995        December 31, 1994

                                  Amount  % of Segment    Amount  % of Segment
                                  ------  ---- -------    ------  ---- -------


 Revenues:
   Criminal Justice Segment      $1,064,491     82.3       $2,036,267     67.8
   Computer Software Segment        228,349     17.7          965,093     32.2
                                    -------                   -------

   Total Revenue                  1,292,840                 3,001,360
                                  ---------                 ---------

 Cost of Sales:
   Criminal Justice Segment         472,674     91.1          845,161     57.2
   Computer Software Segment         46,252      8.9          631,783     42.8
                                     ------                   -------

   Total Costs of Sales             518,926                 1,476,944
                                    -------                 ---------

 Gross Margin:
   Criminal Justice Segment         591,817     76.5        1,191,107     78.1
   Computer Software Segment        182,097     23.5          333,309     21.9
                                    -------                   -------

   Total Gross Margin               773,914                 1,524,416
                                    -------                 ---------

 Operating Expenses:
   Criminal Justice Segment       1,212,130     80.5        1,061,984     64.3
   Computer Software Segment        293,253     19.5          588,421     35.7
                                    -------                   -------

   Total Operating Expenses       1,505,383                 1,650,405
                                  ---------                 ---------
 Other Income (Expenses):
   Criminal Justice Segment        (40,457)     91.3         (36,484)     95.0
   Computer Software Segment        (3,842)      8.7          (1,931)      5.0
                                    -------                   -------

   Total Other Income              (44,299)                  (38,415)
                                   --------                  --------
 (Expense)

 Net Loss:
   Criminal Justice Segment       (660,770)     85.2          92,639     (56.3)
   Computer Software Segment      (114,998)     14.8        (257,043)    156.3
                                  ---------                 ---------

   Total Net Loss              $  (775,768)               $ (164,404)
                                  =========                 =========

                              DIGITAL PRODUCTS CORPORATION AND SUBSIDIARIES

                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            DECEMBER 31, 1995

The following table sets forth selected items from the Company's statements of operation for the nine months ended December 31, 1994 and 1994.

                                       December 31, 1995       December 31, 1994

                                     Amount   % of Segment     Amount  % of Segment
                                     ------   ------------     ------  ------------
 Revenues:
   Criminal Justice Segment    $    4,669,810      80.5      $  5,761,662     67.9
   Computer Software Segment        1,132,211      19.5         2,721,900     32.1
                                    ---------                   ---------

   Total Revenue                    5,802,021                   8,483,562
                                    ---------                   ---------

 Cost of Sales:
   Criminal Justice Segment         2,085,682      89.8         2,540,484     56.7
   Computer Software Segment          236,256      10.2         1,943,708     43.3
                                      -------                   ---------

   Total Costs of Sales             2,321,838                   4,484,192
                                    ---------                   ---------

 Gross Margin:
   Criminal Justice Segment         2,584,228      74.3         3,221,178     80.5
   Computer Software Segment          895,955      25.7           778,192     19.5
                                      -------                     -------

   Total Gross Margin               3,480,183                   3,999,370
                                    ---------                   ---------

 Operating Expenses:
   Criminal Justice Segment         3,226,300      72.1         2,990,758     65.0
   Computer Software Segment        1,247,435      27.9         1,607,875     35.0
                                    ---------                   ---------

   Total Operating Expenses         4,473,735                   4,598,633
                                    ---------                   ---------

 Other Income (Expense):
   Criminal Justice Segment            10,707  (5,434.5)         (358,334)    98.5
   Computer Software Segment         (10,903)   5,534.5            (5,488)     1.5
                                     --------                     -------

 Total Other Income (Expense):          (196)                    (363,822)
                                        -----                    ---------

 Net Loss:
   Criminal Justice Segment         (631,365)      63.5          (127,912)    13.3
   Computer Software Segment        (362,383)      36.5          (835,173)    86.7
                                    ---------                   ---------

   Total Net Loss              $    (993,748)             $      (963,085)
                                     =======                     =========

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          Digital Products Corporation and its subsidiaries (the "Company") provide information management solutions to specific aspects of the criminal justice and corrections industry. The Company, through its DPC Monitoring Services, Inc. ("DPCMSI") subsidiary, provides such solutions through the development and distribution of equipment, technology and computer software programs marketed to the public and private agencies conducting community corrections, supervision and offender monitoring and check-in programs for individuals subject to probation, parole and pre-trial diversion (the "Criminal Justice Segment"). Within the construction industry, the Company's BLR, Inc. subsidiary (which conducts its business under the trade name "BGIS Systems, Co.") ("BGIS"), develops, distributes and supports computer software application programs for the highway and utility segment of the industry. The Company also provides post-sale support services for all such products, technology and software programs and, in connection with the sale of its products, technology, software licenses and services it may act as a dealer of computer hardware and
other software products.   During the fiscal quarter ended September 30, 1995,
the Company substantially discontinued the operations of its DPC/International Business Solutions, Inc. ("IBS") subsidiary, which developed, distributed and supported financial accounting computer software programs for multi-national corporations requiring concurrent, multi-national, multi-currency, and multi-
lingual capabilities.   The Company is pursuing a sale of BLR, Inc. for the
strategic intent of focusing future efforts and opportunities in the Criminal Justice Segment.

RESULTS OF OPERATIONS

          The following table sets forth selected items from the Company's unaudited Consolidated Statements of Operations for the quarter ended December 31, 1995 and 1994, as percentages of corresponding revenues and percentage of increase (decrease) in each such item from the prior periods.

                                                Percentage of Revenues
                                               -----------------------
                                                 Three Months Ending
                                                 -------------------

                                                                                    % of Increase
                                December 31, 1995     December 31, 1994                (Decrease)
                               ------------------     -----------------                ----------
 Revenues:
     Product                                 13.0                   59.9                    (89.6)
     Rental & Monitoring                     71.7                   32.9                     (6.0)
     Service                                 15.3                   13.2                    (50.4)
                                             ----                   ----                     ----
     Total                                  100.0                  100.0                    (56.9)
                                            -----                  -----                     ----


 Cost of Revenues*
     Product                                 49.0                   33.2                     84.6
     Rental & Monitoring                     38.2                   50.9                     29.5
     Service                                 41.7                  110.3                     81.2
                                             ----                  -----                     ----
     Total                                   40.1                   49.2                     39.2
                                             ----                   ----                     ----


 Gross Margin*
     Product                                 51.0                   66.8                    (92.0)
     Rental & Monitoring                     61.8                   49.1                     18.2
     Service                                 58.3                  (10.3)                   380.2
                                             ----                   ----                    -----
     Total                                   59.9                   50.8                    (49.2)
                                             ----                   ----                     ----


 Operating Expenses                         115.3                   51.3                      3.2

 Research and Development
                                              1.1                    3.7                     86.6
                                              ---                    ---                     ----
 Operating Loss                             (56.5)                  (4.2)                  (480.6)


 Total Other Income
 (Expense)                                   (3.5)                  (1.3)                   (15.3)
                                             -----                  -----                    ----


 Net Loss                                   (60.0)                  (5.5)                  (371.9)
                                            ======                  =====                 =======

* Percentage of revenues for Cost of Revenues and Gross Margin are expressed as a percentage of corresponding revenues.

          The following table sets forth selected items from the Company's unaudited Consolidated Statements of Operations for the nine months ended December 31, 1995 and 1994, as percentages of corresponding revenues and percentage of increase (decrease) in each such item from the prior periods.

                                         Percentage of Revenues
                                           Nine Months Ending
                                           ------------------

                                                                                        % of Increase
                                 December 31, 1995         December 31, 1994                (Decrease)
                                ------------------      --------------------                ----------
 Revenues:
     Product                                  38.1                      46.2                    (43.6)
     Rental & Monitoring                      47.1                      39.4                    (18.2)
     Service                                  14.8                      14.4                    (29.7)
                                              ----                      ----                     ----
     Total                                   100.0                     100.0                    (31.6)
                                             -----                     -----                     ----

 Cost of Revenues*
     Product                                  33.2                      34.0                     45.0
     Rental & Monitoring                      45.2                      69.1                     24.4
     Service                                  41.2                     124.3                     76.7
                                              ----                     -----                     ----
     Total                                    40.0                      52.9                     48.2
                                              ----                      ----                     ----


 Gross Margin*
     Product                                  66.8                      66.0                    (42.9)
     Rental & Monitoring                      54.8                      30.9                    (12.4)
     Service                                  58.8                      24.3                    270.0
                                              ----                      ----                    -----
     Total                                    60.0                      47.1                    (13.0)
                                              ----                      ----                    ------


 Operating Expenses                           75.3                      50.5                     (2.0)

 Research and Development
                                               1.8                       3.7                     67.1
                                               ---                       ---                     ----
 Operating Loss                              (17.1)                     (7.1)                   (65.8)

 Total Other Income
 (Expense)                                      -                       (4.3)                   999.5
                                               ---                      -----                   -----

 Net Loss                                    (17.1)                    (11.4)                    (3.2)
                                             ======                     ====                      ===

* Percentage of revenues for Cost of Revenues and Gross Margin are expressed as a percentage of corresponding revenues.

                     FISCAL QUARTER ENDED DECEMBER 31, 1995
                   COMPARED TO QUARTER ENDED DECEMBER 31, 1994

     The Company incurred a loss from operations of approximately $731,500 during the third quarter of the Company's fiscal year ending March 31, 1996 (the "1996 Fiscal Year"), compared to a loss from operations of approximately $126,000 for the third quarter of the fiscal year ended March 31, 1995 (the "1995 Fiscal Year"). The Company's net loss for the third quarter of the 1996 Fiscal Year totaled approximately $775,800 compared to a loss of $164,000 for the third quarter of the 1995 Fiscal Year. The unfavorable results incurred in the third quarter of the 1996 Fiscal Year are primarily due to a decrease in revenues in the Criminal Justice Segment as well as a decrease in revenues in both companies comprising the Computer Software Segment, one of which was substantially discontinued in the fiscal quarter ended September 30, 1995. The Company is pursuing a sale of the remaining Computer Software company for the strategic intent of focusing future efforts and opportunities in the Criminal Justice Segment.

Revenues

     The Company's total revenue for the third quarter of the 1996 Fiscal Year totaled approximately $1,292,800, a decrease of $1,708,500 or 56.9% compared to the third quarter of the 1995 Fiscal Year. On a year to date basis the total revenues for the 1996 Fiscal Year totaled approximately $5,802,000, a decrease of $2,681,500 or 31.6% compared to the year to date revenues for the 1995 Fiscal Year.

     Revenues generated by the Criminal Justice Segment totaled approximately $1,064,500 and 82.3% for the third quarter of the 1996 Fiscal Year, while the Computer Software Segment totaled approximately $228,300 and 17.7 %. Revenues generated by the Criminal Justice Segment for the third quarter of the 1996 Fiscal Year decreased by approximately $971,800 or 47.7% compared to the third quarter of the 1995 Fiscal Year. The decline in revenues in the Criminal Justice Segment for the third quarter of the 1996 Fiscal Year is attributable to continued intense price competition in the industry and delays and elimination of funding due to budget constraints of government agencies which adversely affected the availability of funds for electronic monitoring equipment and services during the current quarter. The decline in revenues accounted for in the current quarter by the Criminal Justice Segment is also attributable to the shift by the Company from sale, lease, purchase and capitalized rental of equipment, to rentals with convenience clauses. Revenues of rentals with convenience clauses are recognized monthly over the term of the rental agreement. The sale, lease purchase and capitalized rental sales are recognized entirely in the month of the sale. Monthly rentals with convenience clauses are a current market trend. The Computer Software
Segment's revenues declined during the third quarter of the 1996 Fiscal
Year by approximately $736,700 or 76.3%. During the fiscal quarter ended September 30, 1995, the Company discontinued a substantial portion of the operations of its IBS subsidiary as a result of the departure of a number of the original employees who formed a new company to compete with IBS. See Note
12. Contingencies. IBS does not anticipate any future significant revenue to be derived from the licensing of its software but does anticipate some revenues generated from on-going support to the program's established customer base. The Company is pursuing a sale of BLR, Inc. for the strategic intent of focusing future efforts and opportunities in the Criminal Justice Segment.

      On a year to date basis the Criminal Justice Segment totaled approximately $4,669,800. Compared to the same period for the 1995 Fiscal Year, revenues decreased approximately $1,091,900 or 19.0%. Year to date revenues for the Computer Software Segment of approximately $1,132,200 decreased by approximately $1,589,700 and 58.4% compared to the same period for the 1995 Fiscal Year.

Product Sales.  Product sales for the third quarter of the 1996 Fiscal Year
-------------
totaled approximately $168,500 compared to approximately $1,617,000, a decrease of 1,448,500 or 89.6%. The Criminal Justice Segment totaled approximately $74,500 a decrease of $808,800 and 91.6%. As mentioned above, most current sales are monthly rentals as opposed to the outright sale of products. The Computer Software Segment's product sales totaled approximately $94,000, a decrease of $639,700 and 87.2%. For the third quarter of the 1996 Fiscal Year, the Criminal Justice Segment contributed 44.2% of the category, while the Computer Software Segment accounted for 55.8%.

     Total year to date product sales for the 1996 Fiscal Year totaled approximately $2,212,400 a decrease of $1,710,900 and 43.6%, compared to the year to date revenue for the 1995 Fiscal Year. The Criminal Justice Segment product sales totaled approximately $1,595,200 with an increase over the same period for the 1995 Fiscal Year of $410,500 or 20.5%. The Computer Software Segment's year to date product sales were approximately $617,200 a decrease of $1,300,400 or 67.8%. On a year to date basis, the Criminal Justice Segment contributed 72.1% of the product sales, while the Computer Software Segment totaled 27.9%.

Rental & Monitoring Revenue.  Revenue in this category is comprised of recurring
---------------------------
revenues from the rental of the Company's monitoring equipment and recurring services revenues from the Company's Monitoring Center, both of which are included in the Criminal Justice Segment. The combined categories of rental and monitoring revenue totaled approximately $927,400 for the third quarter of the 1996 Fiscal Year compared to revenues of approximately $987,000 for the 1995 Fiscal Year or a decrease of $59,600 and 6%. Total monitoring revenue for the nine months of the 1996 Fiscal Year totaled approximately $2,730,200 compared to $3,338,600 for the nine months of the 1995 Fiscal year or a decrease of $608,400 and 18.2%. Due to the increased price competition in the pay per day type contracts, and the Company's position towards pricing such contracts based upon true cost and other risk factors, the Company has continued to accept a smaller market share in exchange for a higher price per day. In addition, budgetary constraints of government agencies have continued to adversely affected the availability of funds for electronic monitoring equipment and services. In the nine months of the 1996 Fiscal Year, the Monitoring Center had approximately 1,700 clients as compared to 1,800 clients during the nine months of the 1995 Fiscal Year.

Service and Other Revenue.  Service and other revenues include revenues
-------------------------
generated from post sale support service, product warranty and non-warranty support activity associated with the support and maintenance of the Company's Criminal Justice Segment and service revenues generated from post sale support services provided by the Computer Software Companies. Service revenues for the third quarter of the 1996 Fiscal Year totaled approximately $196,900, a decrease of $200,100 and 50.4% from the same period in the 1995 Fiscal Year. The Criminal Justice Segment accounted for approximately $62,600 of the total for the quarter, compared to approximately $166,000 for the third quarter of 1995 Fiscal Year or a decrease of $103,400 and 62.3%. The Computer Software Segment contributed approximately $134,300 for the third quarter of the current fiscal year compared to approximately $231,000, a decrease of $96,700 and 41.8% from the third quarter of the 1995 Fiscal Year. Total service revenue for the nine months of the 1996 Fiscal Year totaled approximately $859,400 compared to the nine months of the 1995 Fiscal Year of $1,221,600, a decrease of $362,200 and 29.7%. On a year to date basis, the Criminal Justice Segment decreased $72,900 for the 1996 Fiscal Year or a decrease of 17.5%. The Computer Software Segment's service revenue for the nine months of the 1996 Fiscal Year totaled approximately $515,000, a decrease of $289,300 and 36.0% compared to the same period for the 1995 Fiscal Year. On a year to date basis the Criminal Justice Segment accounted for 40.1% of the service revenue with the Computer Software Segment contributing 59.9%.

Costs and Expenses

Product Costs.  Total product costs for the third quarter of the 1996 Fiscal
-------------
Year totaled approximately $82,600 or 49.0% of corresponding revenues compared to approximately $537,000 and 33.2% for the third quarter of the 1995 Fiscal Year, a decrease in costs of approximately $454,400 and 84.6%. The Criminal Justice Segment's product costs totaled approximately $55,500 decreasing from the third quarter of the 1995 Fiscal Year by $227,900. The costs were impacted favorably by the contracting of the manufacturing to KBS, Inc. The Computer Software Segment's product costs for the third quarter of the 1996 Fiscal Year totaled approximately $27,100, a decrease of $226,500 or 89.3% from the third quarter of the 1995 Fiscal Year. The decrease in product costs is related to the decrease in product sales by both segments. Product costs for the nine months of the 1996 Fiscal Year totaled approximately $734,300 compared to approximately $1,334,500 or a decrease of $600,200 from the nine months of the 1995 Fiscal Year. The Criminal Justice Segment contributed approximately $616,400 of the current year's total or 84.0%. The Computer Software Segment accounted for the balance or approximately $117,900 and 16.0% of the total.

Cost of Rental and Monitoring.  Costs of rental and monitoring for the third
-----------------------------
quarter of the 1996 Fiscal Year totaled approximately $354,200 compared to $502,100, a decrease of $147,900 or 29.5% compared to the third quarter of the 1995 Fiscal Year. On a year to date basis, the total costs for the 1996 Fiscal Year totaled approximately $1,233,500 and has decreased from the 1995 Fiscal Year's total of approximately $1,630,900 or a decrease of $397,400 and 24.4%. Costs in this category are made up entirely of the Criminal Justice Segment.

Costs of Service and Other.  Costs of service and other revenues in the third
--------------------------
quarter of the 1996 Fiscal Year totaled approximately $82,100 compared to an approximate total of $437,900 for the third quarter of the 1995 Fiscal Year, a decrease of $355,800 and 81.2%. The Criminal Justice Segment totaled approximately $63,000 with almost no change from the same period of the 1995 Fiscal Year. The Computer Software Segment costs for the third quarter totaled approximately $19,100 compared to $378,300 for the third quarter 1995 Fiscal Year, or a decrease of $359,200 and 94.9%. The Company is pursuing a sale of BLR, Inc. for the strategic intent of focusing future efforts and opportunities in the Criminal Justice Segment. The Criminal Justice Segment accounted for 76.7% of the costs for this category during the third quarter, while the Computer Software Segment's costs accounted for 23.3% of the total. Total costs of service for the nine months of the 1996 Fiscal Year totaled approximately $354,100 compared to $1,518,800 for the nine months of the 1995 Fiscal Year or a decrease of $1,164,700 and 76.7%. The majority of the decrease was experienced in the Computer Software Segment's costs as the nine months of the 1996 Fiscal Year of $118,400 decreased from the nine months of the 1995 Fiscal Year's total of approximately $1,285,200 or a decrease of $1,166,800 and 90.8%.

Operating Expenses.  Operating expenses for the third quarter of the 1996 Fiscal
------------------
Year totaled approximately $1,490,600 compared to the 1995 Fiscal Year's third quarter of approximately $1,540,000, a decrease of $49,400 or 3.2%. Of the costs for the third quarter of the 1996 Fiscal Year, the Criminal Justice Segment accounted for 80.5% with the Computer Software Segment contributing 19.5% of the total. Total operating costs for the nine months of the 1996 Fiscal Year totaled approximately $4,370,500 compared to $4,284,800 for the nine months of the 1995 Fiscal Year, an increase of $85,700 and 2.0%. For the nine months of the 1996 Fiscal Year the Criminal Justice Segment accounted for 72.1% of the total while the Computer Software Segment's portion totaled 27.9%.

Research and Development.  Research and development ("R&D") costs for the third
------------------------
quarter of the 1996 Fiscal Year totaled $14,800 compared to the 1995 Fiscal Year's third quarter of $110,000 or a decrease of $95,200 and 86.6%. For the nine months of the 1996 Fiscal Year, R&D costs totaled approximately $103,300 compared to a previous $314,000 for the nine months of the 1995 Fiscal Year or a decrease of $210,700 and 67.1%. Research and Development costs are predominately made up of the Criminal Justice Segment expenditures as the R&D costs for the Computer Software Segment's major upgrade and product development had been completed by the end of the 1995 Fiscal Year.

Other Income and Expenses.  In the third quarter of the 1996 Fiscal Year, other
-------------------------
income and expenses totaled approximately $44,300 of expense compared to $38,400 for the same period of the prior year. The majority of the current quarter was comprised of interest expense. The total for the nine months of the 1996 Fiscal Year was approximately $200 of expense compared to the nine months of the 1995 Fiscal year which totaled approximately $363,800 in other expenses. The year to date 1996 Fiscal Year other income totals are comprised of interest expense of $167,700 and offset by interest income of $13,900 and income of $153,600 associated with the renegotiation of the building lease after vacating the portion of the premises relating to the manufacturing process. In the nine months of the 1995 Fiscal Year, the majority of expenses were related to the loss on the sale of the Primedex Shares of approximately $250,000 and interest expense of approximately $147,200.

Gross Margins

          Overall gross margins for the third quarter of the 1996 Fiscal Year were $773,900 or 59.9% of revenue compared to the third quarter of the 1995 Fiscal Year of $1,524,400 or 50.8% of related revenue. Of the total gross margin for the period, the Criminal Justice Segment contributed a total of $591,800 and 55.6% while the Computer Software Segment added $182,100 and 79.7%. On an year to date basis, the gross margin totaled approximately $3,480,200 compared to $3,999,400 for the same period of the 1995 Fiscal Year, or a decrease of $519,200 and 13.0%. The Criminal Justice Segment contributed approximately $2,584,200 or 55.3% of the total while the Computer Software Segment contributed approximately $896,000 and 44.7%. Compared to a prior year for the same period, the overall gross margin of 59.9% has improved from a previous 50.8%. See Note 15. Segment Information.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1995, the Company had a working capital deficiency of approximately $987,300, as compared with a working capital deficiency of $52,000 at March 31, 1995, an increase of $935,300. This increase is primarily attributable to the Company's net loss for the nine months of the 1996 Fiscal Year of $869,700.

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

     Management believes that it will meet its working capital requirements through the end of the 1996 Fiscal Year through cash flow from operations and the use of various debt facilities described below.

     In November 1993, the Company entered into a receivables financing agreement with a financing corporation (the "FC"), whereby the FC agreed, at its sole discretion, to purchase certain receivables of the Company and advance the Company approximately eighty (80%) percent of such receivables purchased. In addition to the receivables financing agreement, as of December 31, 1995 the FC has committed a line of credit to the Company to borrow $400,000 for working capital with a payback period over 18 months. Under the receivables financing agreement, if the FC fails to collect such receivables directly from the Company's customers within approximately ninety days of invoice date of the receivables, then the Company is obligated, to repurchase the receivables from the FC or replace the receivables with others satisfactory to the FC. The Company records as a liability such receivables sold to the FC and relieves the liability upon notification from the FC that such receivables have been satisfactorily collected. In conjunction with these facilities the Company has granted the FC a continuing lien and security interest in all of the Company's accounts receivables and certain other assets of the Company. As of December 31, 1995, the Company has recorded a liability of approximately $80,900 to the FC. The Company has also obtained a commitment for an additional line of credit from another financing entity of up to $800,000 for equipment financing.

     The Company recognizes the substantial cash investment required to finance sales contract and sales type lease receivables. The Company utilizes the services of unrelated third party finance companies to finance a number of its sales type lease and sales contracts. The Company intends to continue to use third party financing sources to finance the sale of equipment to its customers as a means to increase cash flow. In the third quarter of the 1996 Fiscal Year, the Company did not sell any sales type lease and long-term sales contract receivables to unrelated third party finance sources. See Note 3. Sales Contracts Receivable. The Company also intends to use third party financing sources to finance its shorter term lease contracts as a means to increase cash flow.

     As discussed, it is management's intent to continue to use third parties to finance sales contract, sales type lease receivables and short term lease contracts, however, no assurance can be given that such negotiations or other efforts of the Company will result in future sales or financing of its receivables. The Company does not believe it is reliant upon any one source for future sales or financing of its receivables. The failure by third party finance sources to collect receivables sold with full recourse to the Company would negatively impact the Company's cash flow. Further, the failure by a third party finance sources to collect a receivable sold on a non-recourse basis could negatively affect such third party's willingness to purchase receivables from the Company in the future, whether on a full recourse or non-recourse basis.

     Management believes that the Company may require additional sources of capital to meet its working capital requirements over the next twelve months. The Company intends to fund its cash needs for the next twelve months from current available cash, revenues generated from operations, third party financing sources described above, as well as one or more of the alternatives under consideration by the Company to increase its equity position. There can be no assurance that the Company will be able to obtain future funding or that such funding will be available on terms which are favorable to the Company.

     During the fiscal quarter ended September 30, 1995, the Company discontinued a substantial portion of the operations of its IBS subsidiary as a result of the departure of a number of the original employees who formed a new company to compete with IBS. See Note 12. Contingencies. IBS is continuing to support the remaining customers.

     In October 1995, the Company and Strategic Technologies Inc. ("Strategic"), announced the execution of a definitive Agreement and Plan of Merger dated as of October 13, 1995 (the "Merger Agreement") providing for the merger (the "Merger") of a wholly owned subsidiary of Strategic with and into the Company. On December 18, 1995, the Merger Agreement was mutually terminated by the Company and Strategic since the then current market conditions made the financing aspects of the Merger impractical for the parties. In the Merger Agreement, Strategic agreed to fund the Company's transaction costs relative to the Merger up to $275,000. The Company has incurred approximately $200,000 in professional and administrative costs in connection with the Merger. In connection with entering into the Merger Agreement, Strategic was issued a warrant to acquire 500,000 shares of Company common stock at $0.25 per share plus a conditional warrant to acquire an additional 1,500,000 shares of Company common stock at $0.25 per share. To the extent provided in the Warrant Agreements, Strategic may recover expenses of the Company funded by Strategic by the application of such funded expenses to the exercise price of the Warrants.

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

 10        Material Contracts.
           ------------------

           (a)  On Guard Telecomputer System Licensing Agreement for New
                Jersey*
           (b)  On Guard Telecomputer System Licensing Agreement for Australia*
           (c) Lease Agreement for premises at 800 N.W. 33rd Street, Pompano Beach, Florida*
           (d)  Registration Rights Agreement, dated January 18, 1991*
           (e)  Registration Rights Agreement, dated June 4, 1992*
           (f)  1991 Incentive Stock Option Plan*
           (g) Agreement, dated as of November 22, 1993, between the Company and Acorn Venture Capital Corporation*
           (h) Third Amendment Lease Agreement dated May 8, 1995 for premises at 800 Northwest 33rd Street, Pompano Beach, Florida*
           (i) Employment Agreement dated July 3, 1995 between the Company and Richard A. Angulo*
           (j) Consulting Agreement dated August 1, 1995 between the Company and John E. Dell
           (k) Consulting Agreement dated August 1, 1995 between the Company and Clinton L. Pagano


-----------
*  Incorporated by reference.  See Exhibit Index.

-----------
(b)  Reports on Form 8-K.

     On October 26, 1995, the Company filed a Current Report on Form 8-K dated October 23, 1995.

     On December 21, 1995, the Company filed a Current Report on Form 8-K dated December 20, 1995.

                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        Digital Products Corporation



Dated: February 20, 1996                By:/s/ Richard A. Angulo
                                           --------------------------------
                                           Richard A. Angulo, President and
                                           Chief Executive Officer
                                           (Duly Authorized Officer
                                            and Principal Financial Officer)

                          DIGITAL PRODUCTS CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q

                     Fiscal Quarter Ended December 31, 1995

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

 4(e)      Warrant Agreement dated as of October 13, 1995 between the
           Company and Strategic with respect of 1,500,000 shares of
           Common Stock of the Company . . . . . . . . . . . . . . . . .  Ex. 7(c)(5)
 10(a)     On Guard Licensing Agreement for New Jersey . . . . . . .  *4  Ex. 10(a)
 10(b)     On Guard Licensing Agreement for Australia  . . . . . . .  *5, Ex. 10(n)

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

 10(g)     Agreement, dated as of November 22, 1993, between the
           Company and Acorn Venture Capital Corporation . . . . . . *9,  Ex. 4.1

 10(h)     Third Amendment Lease Agreement dated May 8, 1995 for
           premises at 800 Northwest 33rd Street, Pompano Beach, Florida
                                                                     *10  Ex. 10(j)

 10(i)     Employment Agreement dated July 3, 1995 between the Company and Richard A. Angulo . . . . . . . . . . . . . . . . . . *10  Ex. 10(k)
 10(j)     Consulting Agreement dated August 1, 1995 between the
           Company and Jell  . . . . . . . . . . . . . . . . . . . . *11  Ex. 10(j)
 10(k)     Consulting Agreement dated August 1, 1995 between the
           Company and Clinton L. Pagano . . . . . . . . . . . . . . *11  Ex. 10(k)

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

     *11 Incorporated herein by reference to the Exhibit indicated above in the Company's Quarterly Report on Form 10-Q, for the quarter ended September 30, 1995 (File No. 0-9503), filed on November 20, 1995.